Form 10-Q
period 1998-10-31
MORGAN STANLEY AIRCRAFT FINANCE
filed 1998-12-24
CIK 1059582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ________________


                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED OCTOBER 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________ TO __________

                        COMMISSION FILE NUMBER 333-56575

                         MORGAN STANLEY AIRCRAFT FINANCE
            Exact Name of Registrant as specified in trust agreement

               DELAWARE                                    13-3521640
   (State or other jurisdiction                         I.R.S. Employer
of incorporation or organization)                     Identification Number

                          C/O WILMINGTON TRUST COMPANY
                            1100 NORTH MARKET STREET,
                               RODNEY SQUARE NORTH
                              WILMINGTON, DELAWARE
                                   19890-0001
                                 (302-651-1000)
             (Address and telephone number, including area code, of
                    Registrant's principal executive office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [ ]                                             No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                                Outstanding at
Issuer                                     Class of Common Stock               October 31, 1998
------                                     ---------------------               ----------------
Morgan Stanley Aircraft Finance                     N/A                               N/A

                         MORGAN STANLEY AIRCRAFT FINANCE

                 FORM 10-Q FOR THE PERIOD ENDED OCTOBER 31, 1998

                                      INDEX

                                                                                   PAGE NO.
                                                                                   --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

-   Interim Condensed Consolidated Financial Statements (Unaudited)
-   Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

ITEM 1.  NOT APPLICABLE

ITEM 2.  NOT APPLICABLE

ITEM 3.  NOT APPLICABLE

ITEM 4.  NOT APPLICABLE

ITEM 5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K

SIGNATURES

INDEX TO EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                              OCTOBER 31,
                                                                 1998
                                                              -----------
                                                              (UNAUDITED)
                                 ASSETS
Cash and cash equivalents...................................  $   38,122
Receivables:
  Lease income, net.........................................       2,491
  Investment income and other...............................         156
Aircraft under operating leases, net........................     937,231
Investment in capital lease, net............................      20,777
Underwriting and other issuance related costs, net of
  amortisation..............................................      17,145
                                                              ----------
Total Assets................................................  $1,015,922
                                                              ==========
           LIABILITIES AND BENEFICIAL INTERESTHOLDER'S DEFICIT
Payables:
  To Morgan Stanley Financing Inc...........................  $        1
  Interest payable to Noteholders...........................       2,599
Deferred rental income......................................       8,658
Provision for maintenance...................................      52,423
Other liabilities...........................................      15,671
Notes payable:
  Class A-1.................................................     400,000
  Class A-2.................................................     278,802
  Class B-1.................................................      95,127
  Class C-1.................................................     100,000
  Class D-1.................................................     110,000
                                                              ----------
                                                               1,063,281
                                                              ----------
Commitments and contingencies
Beneficial Interestholder's Deficit:
  Beneficial Interest.......................................           1
  Deemed Distribution.......................................     (15,305)
  Accumulated Deficit.......................................     (32,055)
                                                              ----------
  Total Beneficial Interestholder's Deficit.................     (47,359)
                                                              ----------
Total Liabilities and Beneficial Interestholder's Deficit...  $1,015,922
                                                              ==========

  See Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

               INTERIM CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                              ELEVEN MONTHS ENDED
                                                               OCTOBER 31, 1998
                                                              -------------------
                                                                (UNAUDITED)
Revenues:
  Lease income, net.........................................       $109,142
  Investment income on collection account...................          1,993
                                                                   --------
  Total revenues............................................        111,135
                                                                   --------
Expenses:
  Interest expense..........................................         44,948
  Depreciation expense......................................         34,756
  Operating expenses:
     Fees payable...........................................          8,483
     Maintenance and other aircraft related costs...........          3,309
                                                                   --------
  Total expenses............................................         91,496
                                                                   --------
Net income..................................................       $ 19,639
                                                                   ========

  See Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              ELEVEN MONTHS ENDED
                                                               OCTOBER 31, 1998
                                                              -------------------
                                                                  (UNAUDITED)
Cash flows from operating activities
  Net income................................................      $    19,639
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation expense--equipment under operating leases....           34,756
  Amortisation of underwriting and other issuance related
     costs..................................................              745
  Changes in assets and liabilities:
     Receivables:
       Investment income and other..........................             (156)
       Lease income.........................................           (2,354)
     Investment in capital lease............................            4,224
     Provision for maintenance..............................           13,688
     Interest payable to Noteholders........................            2,599
     Deferred rental income.................................            8,658
     Other liabilities......................................              366
                                                                  -----------
Net cash provided by operating activities...................           82,165
                                                                  -----------
Cash flows from investing activities
  Purchase of aircraft......................................         (887,315)
                                                                  -----------
Net cash used for investing activities......................         (887,315)
                                                                  -----------
Cash flows from financing activities
  Proceeds from Notes, net of underwriting costs............        1,041,610
  Proceeds from borrowings from Morgan Stanley Financing
     Inc....................................................          853,490
  Beneficial Interest Distribution..........................         (976,257)
  Repayments of Notes.......................................          (66,071)
  Other issuance related costs..............................           (9,500)
                                                                  -----------
Net cash provided by financing activities...................          843,272
                                                                  -----------
Net increase in cash and cash equivalents...................           38,122
Cash and cash equivalents at beginning of period............               --
                                                                  -----------
Cash and cash equivalents at end of period..................      $    38,122
                                                                  ===========

  See Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

       INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN BENEFICIAL
                               INTEREST/(DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                          RETAINED
                                                                          EARNINGS             TOTAL
                                          BENEFICIAL       DEEMED       (ACCUMULATED    BENEFICIAL INTEREST
                                           INTEREST     DISTRIBUTION      DEFICIT)           (DEFICIT)
                                          ----------    ------------    ------------    -------------------
                                                                            (UNAUDITED)
Issuance of Beneficial Interest.......     $      1       $     --        $     --           $       1
Net income............................           --             --           4,704               4,704
                                           --------       --------        --------           ---------
Balance at November 30, 1997..........            1             --           4,704               4,705
Net income............................           --             --          19,639              19,639
Deemed Distribution...................           --        (15,305)             --             (15,305)
Borrowings from Morgan Stanley
  Financing Inc. converted into
  Beneficial Interest.................      919,859             --              --             919,859
Payment of Beneficial Interest
  Distribution to Morgan Stanley
  Financing Inc.......................     (919,859)            --         (56,398)           (976,257)
                                           --------       --------        --------           ---------
Balance at October 31, 1998...........     $      1        (15,305)       $(32,055)          $ (47,359)
                                           ========       ========        ========           =========

  See Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

  NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     Morgan Stanley Aircraft Finance ("MSAF") is a special purpose business trust that was formed on October 30, 1997 under the laws of Delaware. MSAF and its subsidiaries ("MSAF Group") were formed to conduct certain limited activities, including acquiring, financing, leasing, selling and maintaining commercial aircraft. All of the beneficial interest of MSAF Group is owned by Morgan Stanley Financing, Inc. ("MSF"), a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co. ("MSDW"). MSAF's obligations, including its financial debt obligations, are not obligations of, or guaranteed by, MSDW, MSF or any person other than MSAF.

     The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the condensed consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

     All material intercompany transactions have been eliminated.

     The condensed consolidated financial statements should be read in conjunction with MSAF Group's consolidated financial statements and notes thereto as of and for the period ended November 30, 1997. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

NOTE 2 -- CONCENTRATIONS OF CREDIT RISK

     Credit risk with respect to operating lease receivables is generally diversified due to the number of lessees comprising MSAF Group's customer base and the different geographic areas in which they operate. At October 31, 1998 MSAF Group had leased aircraft to 29 lessees in 19 countries.

     Many of MSAF Group's lessees are in a relatively weak financial position because of the difficult economic conditions in the civil aviation industry as a whole and because, in general, weakly capitalised airlines are more likely to seek operating leases. In addition, at October 31, 1998, 15 of MSAF Group's aircraft are being leased to lessees domiciled in certain emerging market nations, including those located in Eastern Europe, the Middle East, Latin America and Asia. Emerging market economies have recently been affected by severe economic and financial difficulties. The exposure of MSAF Group's aircraft to particular countries and customers is managed partly through concentration limits and through obtaining security from lessees by way of deposits. MSAF Group will continue to manage its exposure to particular countries, regions and lessees through concentration limits. At October 31, 1998, MSAF Group had recorded allowances for doubtful debts against lease income receivables for four lessees.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

NOTE 3 -- AIRCRAFT

                                                                   OCTOBER 31, 1998
                                                                (DOLLARS IN THOUSANDS)
                                                                ----------------------
Stage 3 Aircraft and one spare engine:
Cost........................................................           $972,030
Less Accumulated depreciation...............................            (34,799)
                                                                       --------
                                                                       $937,231
                                                                       ========
Aircraft cost includes $38.7 million of maintenance
liabilities that MSAF Group assumed at the date of purchase.
Fleet Analysis:
On lease for a further period of:
More than five years........................................                  8
From one to five years......................................                 20
Less than one year..........................................                  5
                                                                       --------
Total aircraft portfolio (including one spare engine).......                 33
                                                                       ========

     At October 31, 1998, there were no non-revenue earning aircraft in MSAF Group's portfolio.

NOTE 4 -- INVESTMENT IN CAPITAL LEASE

     One of MSAF Group's aircraft has been leased to a customer under a sales-type capital lease. The components of MSAF Group's investment in this lease are as follows:

                                                                   OCTOBER 31, 1998
                                                                (DOLLARS IN THOUSANDS)
                                                                ----------------------
Minimum lease payments receivable...........................           $25,642
Less: Unearned income.......................................            (4,865)
                                                                       -------
Net investment in capital lease.............................           $20,777
                                                                       =======

     At October 31, 1998, minimum lease payments for each of the five succeeding years are $4 million.

     Unearned income is recognized over the term of the lease using the interest method.

NOTE 5 -- NOTES PAYABLE

     During the eleven month period ended October 31, 1998, MSAF Group acquired 29 aircraft and one spare engine having an aggregate cost of $926 million. MSAF Group financed these purchases primarily through additional borrowings from MSF and from the net proceeds from MSAF Group's private placement of securitized notes as discussed below.

     On March 3, 1998, MSAF Group completed an offering of $1,050 million of securitized notes (the "Notes") on a basis exempt from registration under the Securities Act of 1933, as amended. Simultaneous with the private placement, the loan provided by MSF was automatically converted into a beneficial interest held by MSF. MSAF Group primarily utilized the proceeds from the Notes to pay a beneficial interest distribution to MSF and to acquire an additional aircraft. With the exception of MSAF Group, the Notes are not obligations of, or guaranteed by, MSDW or any of its subsidiaries, including MSF.

     Underwriting and other issuance related costs of $17.9 million which were incurred in connection with the offering are being amortised over the expected life of the Notes, which is currently estimated to be 16 years.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

     The repayment terms of each subclass of Notes are such that certain principal amounts are expected to be repaid based on certain assumptions (the "Expected Final Payment Date") or refinanced through the issuance of new Notes, but in any event are ultimately due for repayment on specified final maturity dates (the "Final Maturity Date"). The Expected Final Payment Dates, Final Maturity Dates and interest rates applicable to each subclass of the Notes are listed below:

                                INITIAL
                               PRINCIPAL
                                 AMOUNT                         EXPECTED FINAL    FINAL MATURITY
    SUBCLASS OF NOTE         (IN THOUSANDS)    INTEREST RATE     PAYMENT DATE          DATE
    ----------------         --------------    -------------    --------------    --------------
Subclass A-1.............       400,000        LIBOR+0.21%      March 15, 2000    March 15, 2023
Subclass A-2.............       340,000        LIBOR+0.35%      Sept. 15, 2005    March 15, 2023
Subclass B-1.............       100,000        LIBOR+0.65%      March 15, 2013    March 15, 2023
Subclass C-1.............       100,000        6.90%            March 15, 2013    March 15, 2023
Subclass D-1.............       110,000        8.70%            March 14, 2014    March 15, 2023

     If the Subclass A-1 Notes are not repaid on or before the Expected Final Payment Date for such subclass, such subclass of Notes will accrue interest thereafter at a rate equal to the stated interest rate therefor, plus 0.50% per annum ("Step-Up Interest").

     MSAF Group is obligated to use its best efforts to consummate an exchange offer (the "Exchange Offer") pursuant to which the Notes would be exchanged for substantially similar securities issued pursuant to an effective registration statement under the Securities Act of 1933. If the Exchange Offer was not consummated or a shelf registration statement was not declared effective on or prior to November 30, 1998, thereafter an additional incremental interest amount accrues on each subclass of Notes, at an annual rate of 0.50%. Such additional incremental interest on the Notes has accrued since December 1, 1998 and will be payable until the date that the Exchange Offer is consummated or until such time as MSAF Group causes a shelf registration statement with respect to resales of the Notes to become effective.

     The dates on which principal repayments on the Notes will actually occur will depend on the cash flows generated by the rental income from MSAF Group's portfolio of aircraft. Amounts received by MSAF Group and available for distribution are paid in accordance with the priorities specified in the Note Indenture.

NOTE 6 -- LINES OF CREDIT

     MSAF Group requires liquidity in order to finance many of its primary business activities, including maintenance obligations, security deposit return obligations, operating expenses and obligations under the Notes. MSAF Group's primary sources of liquidity are cash bank deposits and lines of credit.

     The Company's cash account (the "Collection Account") is primarily funded through the receipt of rental payments from lessees.

     In connection with the issuance of the Notes, the Company entered into two credit agreements. Under a Custody and Loan Agreement (the "ILFC Facility") between International Lease Finance Corporation ("ILFC") and MSAF Group, ILFC will hold substantially all of the cash security deposits paid by lessees with respect to MSAF Group's aircraft portfolio and will retain the interest earnings on such security deposits. In addition, ILFC has agreed to extend loans to MSAF Group in a maximum amount of $10 million plus the aggregate amount of cash security deposits held by ILFC. Under a Loan Agreement (the "MSF Facility") between MSF and MSAF Group, MSF has agreed to extend loans in a maximum amount of $10 million.

     As of October 31, 1998, the aggregate amount available under the ILFC Facility and the MSF Facility was approximately $41.0 million.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

NOTE 7 -- DERIVATIVE FINANCIAL INSTRUMENTS

     The leasing revenues of MSAF Group will be generated primarily from Rental Payments. Rental Payments are currently entirely fixed but may be either fixed or floating with respect to Future Leases. In general, an interest rate exposure arises to the extent that MSAF Group's fixed and floating interest obligations in respect of the Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps and other derivative instruments. The Subclass A-1, A-2 and B-1 Notes bear floating rates of interest and the Subclass C-1 and D-1 Notes bear fixed rates of interest. MSAF Group is a party to eight interest rate swaps with Morgan Stanley Capital Services Inc. ("MSCS"), a wholly-owned subsidiary of MSDW. In six of these swaps, MSAF Group pays a fixed monthly coupon and receives one month LIBOR on a notional balance of $1,000 million and in two of these swaps, MSAF Group pays one month LIBOR and receives a fixed monthly coupon on a notional balance of $200 million.

     All eight swaps were originally entered into by MSCS, with an internal swaps desk as the counter party, on November 12, 1997 and February 19, 1998, respectively. On March 3, 1998, all eight swaps were assigned to MSAF Group by MSCS. Although MSAF Group's floating rate liability at March 3, 1998 was $800 million (after the payment of principal due to the undelivered aircraft), the net economic effect of assigning all eight swaps to MSAF Group with an aggregate notional amount of $1.2 billion was to fix the interest rate liability at the November 12, 1997 interest rate. MSAF Group required this certainty both in furtherance of its interest rate management policy not to be adversely exposed to material movements in interest rates from November 12, 1997 (shortly after MSAF entered into the Asset Purchase Agreement) and by fixing the principal liabilities relating to the transaction, to facilitate the structuring of the transaction.

     On the date that the eight interest rate swaps were assigned from MSCS to MSAF Group, such swaps had an aggregate fair value of approximately $(15.3) million. No consideration was paid to or received by MSAF Group in connection with the assumption of these swap positions. MSAF Group has recorded the assumption of these interest rate swaps at their fair value by recognizing a liablity within other liabilities in its Condensed Consolidated Balance Sheet, with a corresponding charge to Deemed Distribution, a component of Beneficial Interestholder's Deficit.

     Four of the swaps assumed from MSCS having an aggregate notional principal amount of $800 million are accounted for as hedges of its obligations under the Notes. Under these swap arrangements MSAF Group will pay fixed and received floating amounts on a monthly basis. The fair value of the liability assumed relating to those swaps which are being accounted for as hedges is being deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. This amount and the differential payable or receivable on such interest rate swap contracts, to the extent such swaps are deemed to be effective hedges, is recognized as an adjustment to interest expense. The portion of swaps not deemed to be an effective hedge is accounted for on a mark-to-market basis with changes in fair value reflected in interest expense. Gains and losses resulting from the termination of such interest rate swap contracts prior to their stated maturity are deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. The fair value of these interest rate swaps at October 31, 1998 was $(32) million.

     The remaining four swaps assumed by MSAF Group have an aggregate gross notional principal amount of $400 million. Under these swap arrangements, MSAF Group will pay/receive fixed and receive/pay floating amounts on a monthly basis. MSAF Group determined that these swaps do not qualify for hedge accounting. The fair value of the liability assumed related to these swaps is accounted for on a mark-to-market basis with changes in fair value reflected in interest expense. At October 31, 1998, the fair value of these swaps was $(7.6) million.

     The gross notional amounts of these swaps are indicative of MSAF Groups's degree of use of such swaps but do not represent MSAF Group's exposure to credit or market risk. Credit risk arises from the failure of the

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)


counterparty to perform according to the terms of the swap contract. MSAF Group's exposure to credit risk at any point in time is represented by the fair value of the swap contracts reported as assets. MSAF Group does not currently require collateral to support swap contracts with credit risk. The credit risk of these swap contracts is monitored by MSAF Group's Trustees.

     MSAF Group does not utilize derivative financial instruments for trading purposes.

NOTE 8 -- RELATED PARTY TRANSACTIONS

     Under service agreements with MSAF Group, Cabot Aircraft Services Limited and Morgan Stanley & Co. Incorporated, both subsidiaries of MSDW, act as Administrative Agent and Financial Advisor, respectively. During the eleven month period ended October 31, 1998, Cabot Aircraft Services Limited received a fee of $1.0 million for providing these services, which is calculated as a percentage of the operating lease rentals received. Morgan Stanley & Co. Incorporated received advisory fees of $.03 million in this period.

     Prior to the issuance of the Notes, MSAF Group received approximately $920 million of non-interest bearing financing from MSF which was utilized to purchase 31 of the 32 aircraft in its aircraft portfolio. At the time of the issuance of the Notes, this loan was automatically converted into a beneficial interest and a payment of approximately $976 million was made in the form of a distribution on such beneficial interest and comprised the following amounts (in millions):

Non-interest bearing loans (subsequently converted into
  beneficial interest)......................................    $920
Distribution (comprising $21 million in lease rentals
  accrued to the date of issuance of the Notes with the
  balance representing finance and other charges paid to
  MSF)......................................................      56
                                                                ----
Total Beneficial Interest Distribution......................    $976
                                                                ====

     In connection with the issuance of the Notes, MSAF paid approximately $7.1 million in subscription discounts and commissions to subsidiaries of MSDW.

     MSAF Group's counterparty to its interest rate swap agreements is MSCS, a wholly-owned subsidiary of MSDW.

     MSAF Group's management is comprised of six trustees, as MSAF Group has no employees or executive officers. Three of MSAF Group's six trustees and one alternate trustee are employees of MSDW. MSAF Group's remaining three trustees are unaffiliated with MSDW.

NOTE 9 -- COMMITMENTS

     MSAF Group did not have any material contractual commitments for capital expenditures at June 30, 1998.

     In accordance with the terms of a servicing agreement (the "Servicing Agreement"), ILFC is performing certain aircraft related activities with respect to MSAF Group's aircraft portfolio. Such activities include marketing MSAF Group's aircraft for lease or sale and monitoring lessee compliance with lease terms including terms relating to payment, maintenance and insurance. In accordance with the Servicing Agreement, fees payable to ILFC by MSAF Group are calculated as a percentage of the lease rentals received, in addition to certain incentive-based fees.

     The Servicing Agreement expires in 2023, although each party has the right to terminate the Servicing Agreement under certain circumstances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


INTRODUCTION

     The MSAF Group entities were organized in late 1997 and since that time their principal business activity has been the acquisition of the Initial Aircraft and the placement of certain initial aircraft on operating lease. MSAF Group's future business is expected to consist principally of aircraft operating lease activities, acquisitions of Additional Aircraft and sales of Aircraft. Cash flows generated from such activities will be used to service interest and principal on the Notes, any Refinancing Notes and any Additional Notes but only after various expenses of MSAF Group have been paid for, including any taxes, obligations to Lessees including maintenance obligations, fees and expenses of the Servicer, Administrative Agent, Cash Manager, Financial Advisor, Trustee and other service providers, and payments to Swap Providers. Upon the issuance of the Notes, MSAF will have no indebtedness other than the Notes.

     MSAF Group's ability to generate sufficient cash from its Initial Aircraft assets to service the Notes will depend primarily on (i) the rental rates it can achieve on Leases and the Lessees' ability to perform according to the terms of those Leases and (ii) the prices it can achieve on any Initial Aircraft sales. MSAF Group's ability to service the Notes will also depend on the level of its operating expenses, including maintenance obligations which will increase as the Initial Aircraft age, and on any unforeseen contingent liabilities arising. There can be no assurance that cash flows generated from the Initial Aircraft assets will be sufficient to service interest and principal on the Notes.

     MSAF Group will not use operational cash flow to pay the purchase price for Additional Aircraft but, instead, will issue Additional Notes to fund such purchase price. Any such Additional Notes will be issued in compliance with the limitations set forth in MSAF's Indenture.

RECENT DEVELOPMENTS

     INITIAL AIRCRAFT

     As of May 31, 1998, all but one of the Contract Aircraft were acquired by MSAF. The undelivered aircraft is a B737-400 on lease to the Turkish national carrier, THY, with an appraised value of $28.82 million. Pursuant to the Indenture, the Trustees decided not to substitute this aircraft but instead distributed to Noteholders that portion of the proceeds from the Offering of the Old Notes relating to this aircraft on June 15, 1998 pursuant to the priority of payments set forth in the Indenture. As a result, the overall size of the Initial Aircraft is 32 aircraft plus a spare engine with revised total Initial Appraised Value reduced to $1,086.69 million. No aircraft have been sold or suffered a total loss since March 3, 1998. As of October 31, 1998, the Initial Aircraft were subject to leases with 29 lessees in 19 countries.

     In the period from March 3, 1998 to October 31, 1998, four of the Initial Aircraft were aircraft on ground ("AOG") for a period of 36, 42, 59 days and 10 days, respectively. Part of the AOG period was dedicated to performing maintenance work on the aircraft prior to releasing. As of October 31, 1998 three of the Initial Aircraft that were previously AOG were subject to signed lease agreements with new lessees. A letter of intent was entered into with Flying Colours to re-lease the remaining AOG which was returned early by Transaero on October 22, 1998.

     APPRAISED VALUES AT SEPTEMBER 30, 1998

     The most recent annual appraisals of the Base Value of each aircraft occurred on September 30, 1998 with total appraised value of the Initial Aircraft at September 30, 1998 equal to $1,029.44 million. The appraisals at September 30, 1998 did not indicate a Base Value decline sufficiently in excess of the value decline assumed under the terms of the Notes to require excess cash flows to be redirected to the Class A Notes via the Class A Scheduled Principal Payment Amount.

     LESSEE DIFFICULTIES


     Since March 3, 1998, in addition to the Lessee difficulties that resulted in the repossession of three aircraft and the early return of a fourth aircraft as discussed below under "Results of Operations -- Eleven Months Ended October 31, 1998 -- Operating Lease Income", there have been difficulties with respect to one Lessee in the Europe/Middle East region, representing approximately 4.3% of the adjusted appraised value of the portfolio as of August 31, 1998. With respect to this Lessee, lease rentals and maintenance reserves were restructured in March 1998 and at August 31, 1998 the lessee was in arrears with respect to the restructured payment amounts. Such arrears amounted to $38,171 at August 31, 1998 and other amounts in arrears totalled approximately $896,115 at August 31, 1998. Another lessee has been publicly reported to be having liquidity difficulties stemming from both withdrawal of state aid and strikes, although it was not in arrears as of August 31, 1998.

     B737 INSPECTIONS

     On May 14, 1998, the Federal Aviation Administration (FAA) issued a directive requiring B737s with between 30,000 and 40,000 hours of flying time to be inspected within 45 days for chafed wiring in conduits that run through the plane's fuel tank that could cause a fire or explosion. MSAF owns 10 B737-300/400/500s. All these aircraft have below 30,000 flight hours and will not be inspected under the current directive. MSAF does not believe the cost to comply with this directive in the future will be significant.

     B747 INSPECTIONS

     On May 25, 1998, Boeing issued a Service Bulletin recommending inspection of all B747 center fuel tanks to check wiring and grounding straps, pumps, fuel lines and fittings and other equipment and installation of a "flame arrestor" for a scavenge pump. MSAF owns one B747-300 on lease to VARIG and does not believe the cost to comply with this Service Bulletin will be significant.

     ECONOMIC CRISES IN EMERGING MARKETS

     Emerging market economies have recently been affected by severe economic and financial difficulties. The economic crisis in Asia has spread to Russia and to Latin America as well. As of August 31, 1998 MSAF leased 43.31% of its fleet in emerging markets, including 12.75% of its fleet in "emerging" European markets, 12.89% in "emerging" Asian markets and 17.67% in Latin America (using MSCI designations).

     As of August 31, 1998, MSAF leased 12.89% of its fleet in Asia (5.3% in South Korea, 5.0% in Taiwan and 2.6% in China) and 6.6% in Pacific and Other regions (6.6% in Fiji) by assumed appraised value as of June 30, 1998. As of August 31, 1998, none of these lessees were in arrears although severe financial difficulties have been reported for certain other air carriers in the region.

     The recent economic crisis in Russia continues to threaten that region. Transaero, MSAF's only lessee in Russia, recently returned its aircraft to MSAF on October 22, 1998.

     As of August 31, 1998 MSAF leased 17.67% of its fleet in Latin America (11.36% in Brazil and 6.31% in Mexico). None of the MSAF Group Lessees in Latin America were in arrears as of August 31, 1998.

RESULTS OF OPERATIONS -- ELEVEN MONTHS ENDED OCTOBER 31, 1998

     LEASE INCOME

     Lease income for the eleven month period from December 1, 1997 to October 31, 1998 amounted to $109.1 million. Many of the Initial Aircraft were not owned by MSAF for all of the period. During the period, there was a loss in lease rental revenues caused by three AOG ($2.0 million) and the early return of one aircraft on lease to Transaero. Three aircraft had been repossessed from Western Pacific Airlines and Pan Am Airlines (formerly Carnival) but were all subject to signed lease agreements as of October 31, 1998. The three aircraft were placed on lease with Olympic Airways, the Greek national carrier, VASP, and TAESA. The other aircraft which remains AOG is subject to a letter of intent with Flying Colours. Part of the AOG period was spent performing maintenance work on all three aircraft prior to re-leasing. MSAF Group records the cash prepayments made by lessees for maintenance as a component of the provision for maintenance liability account which appears on the consolidated balance sheet. When the lessee incurs a maintenance expenditure, MSAF Group must return a corresponding amount of the prepayment to the lessee. At this time, MSAF Group will forward cash to the lessee, with a corresponding decrease to the provision for maintenance liability account. MSAF Group will only reimburse the lessee for the cost of maintenance expenditures to the extent that sufficient prepayments have been made by the lessee.

     INVESTMENT INCOME

     In the eleven months ended October 31, 1998, MSAF earned interest income of $2.0 million. Investment income is expected to decline going forward principally because cash in the Aircraft Purchase Account has now been used to acquire the Initial Aircraft except for a balance of $26.1 million which has been refunded to investors in respect of the undelivered THY aircraft.

     INTEREST EXPENSE

     Interest expense, including swap costs, amounted to $44.9 million in the eleven months ended October 31, 1998. Interest expense relates to the cost of the Old Notes which were issued on March 3, 1998 and, therefore, only outstanding for approximately eight months in the period. The weighted average interest rate on the Subclass A-1 to D-1 Notes during the period from March 3, 1998 to October 31, 1998 was 5.41% and the average debt in respect of the Subclass A-1 to D-1 Notes outstanding during the period since March 3, 1998 was $1,034.0 million.

     MSAF is a party to eight interest rate swaps with Morgan Stanley Capital Services Inc. ("MSCS"), a wholly-owned subsidiary of Morgan Stanley. In six of these swaps, MSAF pays a fixed monthly coupon and receives one month LIBOR on a notional balance of $1,000 million and in two of these swaps, MSAF pays one month LIBOR and receives a fixed monthly coupon on a notional balance of $200 million.

     All eight swaps were originally entered into by MSCS, with an internal swaps desk as the counter party, on November 12, 1997 and February 19, 1998, respectively. On March 3, 1998, all eight swaps were assigned to MSAF by MSCS and on such date such swaps had an aggregate fair value of approximately $(15.3) million. No consideration was paid to or received by MSAF in connection with the assumption of these swap positions. MSAF has recorded the assumption of these interest rate swaps at their fair value by recognizing a liability within Other liabilities in its Condensed Consolidated Balance Sheet, with a corresponding charge to Deemed Distribution, a component of Beneficial Interestholder's Deficit.

     Four of the swaps assumed from MSCS having an aggregate notional principal amount of $800 million are accounted for as hedges of its obligations under the Notes. Under these swap arrangements MSAF will pay fixed and received floating amounts on a monthly basis. The fair value of the liability assumed relating to those swaps which are being accounted for as hedges is being deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. This amount and the differential payable or receivable on such interest rate swap contracts, to the extent such swaps are deemed to be effective hedges, is recognized as an adjustment to interest expense. The portion of swaps not deemed to be an effective hedge is accounted for on a mark-to-market basis with changes in fair value reflected in interest expense. Gains and losses resulting from the termination of such interest rate swap contracts prior to their stated maturity are deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction.

     The remaining four swaps assumed by MSAF have an aggregate gross notional principal amount of $400 million. Under these swap arrangements, MSAF will pay/receive fixed and receive/pay floating amounts on a monthly basis. MSAF determined that these swaps do not qualify for hedge accounting. The fair value of the liability assumed related to these swaps is accounted for on a mark-to-market basis with changes in fair value reflected in interest expense.

     DEPRECIATION

     The charge for depreciation in the eleven months ended October 31, 1998 amounted to $34.8 million. The charge is expected to be proportionately higher in future periods given that MSAF did not own all of the Initial Aircraft throughout the period from December 1, 1997 to October 31, 1998.

     OPERATING EXPENSES

     Service Provider Fees. Service provider fees and expenses for the period ended October 31, 1998 were $8.5 million. The most significant element was the aircraft servicing fee paid to ILFC, which amounted to $5.2 million for the period. A significant portion of the fees payable to ILFC are calculated as a percent of rental revenue actually received. Accordingly, the fees paid to ILFC reflected the lower rental revenue caused by AOGs and undelivered aircraft during the period. MSAF's service provider expenses also included $1.1 million in respect of administrative agency and cash management fees.

     Maintenance and Other Aircraft Related Costs. Maintenance and other aircraft related costs in the eleven months ended October 31, 1998 amounted to $3.3 million. These costs reflected additional maintenance work that was performed on the three aircraft which were repossessed. This work included a "C-check" for certain of the aircraft and the installation of new landing gear. In the next six months it is likely that maintenance disbursements will increase proportionately due to anticipated engine overhauls and the larger number of aircraft owned by MSAF.

     Insurance, re-leasing and other costs incurred in the eleven months ended October 31, 1998 were approximately $0.7 million. It is expected that re-leasing costs will increase proportionately over the next several months due to certain aircraft modification payments expected to be reimbursed to lessees and costs relating to reconfiguring aircraft for new lessees upon redelivery, including the AOG that is subject to a letter of intent with Flying Colours. It is also expected that additional insurance premiums relating to AOG will become payable in the remainder of 1998.

     NET INCOME

     Net income for the eleven month period ended October 31, 1998 was $19.6 million.

     MSAF is a Delaware business trust treated as a branch of MS Financing Inc. for U.S. Federal, state and local income tax purposes. As such, MSAF is not subject to U.S. Federal, state and local income taxes.

FINANCIAL RESOURCES AND LIQUIDITY

     LIQUIDITY

     The cash balances at October 31, 1998 were $38.1 million. Of this amount, $25 million represents the cash portion of the Liquidity Reserve Amount (which is used as a source of liquidity for, among other things, maintenance obligations, security deposit return obligations, cash operating expenses and contingent liabilities) and $13.1 million represents rental and maintenance receipts.

     In addition to the $25 million cash portion at October 31, 1998, the Liquidity Reserve Amount also contained $41.0 million of undrawn credit and liquidity facilities from Morgan Stanley and ILFC. As of October 31, 1998, ILFC's short term unsecured debt was rated A-1+ by Standard & Poor's, and, accordingly, the letter of credit previously issued by the Bank of Montreal to support ILFC's obligations under the ILFC Facility was canceled.

     CASH FLOWS FROM OPERATING ACTIVITIES

     Operating cash flows depend on many factors including the performance of lessees and MSAF Group's ability to re-lease Aircraft, the average cost of the Notes, the efficacy of MSAF Group's interest rate hedging policies, the ability of MSAF Group's swap providers to perform under the terms of their swap and similar obligations and whether MSAF Group will be able to refinance certain subclasses of Notes that have not been repaid with lease cash flows.

     Net cash provided by operating activities in the eleven months ended October 31, 1998 amounted to $82.2 million, principally reflecting non-cash depreciation expense of approximately $34.8 million, net income of approximately $19.6 million, provisions for maintenance of approximately $13.7 million and deferral of recognition of advance rental payments of $8.7 million.

     CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

     In the eleven months ended October 31, 1998, the use of cash flows from investing activities was to acquire the Initial Aircraft. Cash flows from financing activities in the eleven months ended October 31, 1998 primarily reflect the proceeds from the Offering of the Old Notes and the payment to Morgan Stanley Financing Inc., of a distribution with respect to the Beneficial Interest.

     INDEBTEDNESS

General

     MSAF Group's indebtedness primarily consisted of the Subclass A-1 to D-1 Notes in the amount of $983.9 million at October 31, 1998.

Aircraft Values

     At September 30, 1997, the total appraised value of the 33 aircraft and the spare engine that MSAF originally agreed to acquire from ILFC was $1,115.5 million. At September 30, 1998, the total appraised value of MSAF Group's 32 aircraft and spare engine (giving effect to the non-delivery of the THY aircraft) was $1,029.4 million.

     Under the terms of the Notes, MSAF is obliged to obtain annual appraisals of the Base Value of each aircraft from three independent appraisers by October 31 of each year. Generally, where the appraisals indicate a Base Value decline significantly in excess of the value decline assumed under the terms of the Notes, excess cash flow is redirected to the extent required to the Class A Notes via the Class A Scheduled Principal Payment Amount. The most recent appraisals occurred on September 30, 1998 and the next are due to occur no later than October 31, 1999.

     LIQUIDITY RESERVE AMOUNT

     The Liquidity Reserve Amount is intended to serve as a source of liquidity for MSAF Group's maintenance obligations, security deposit return obligations, operating expenses, contingent liabilities and Note obligations. The Liquidity Reserve Amount may be funded with cash in the Collection Account and with letters of credit, guarantees or other credit support instruments ("ELIGIBLE CREDIT FACILITIES") provided by, or supported with further Eligible Credit Facilities provided by, a person (an "ELIGIBLE PROVIDER") whose short-term unsecured debt is rated P-1 by Moody's, A-1+ by Standard & Poor's, or D-1+ by DCR or is otherwise designated as an Eligible Provider by the Controlling Trustees. Both the ILFC Facility discussed below under "-- ILFC Facility" and the Morgan Stanley Facility discussed below under "-- Morgan Stanley Facility" are Eligible Credit Facilities and comprise part of the Liquidity Reserve Amount. There are currently no other Eligible Credit Facilities in place.

     The Liquidity Reserve Amount was approximately $66.0 million on October 31, 1998. The Minimum Liquidity Reserve Amount was approximately $15 million on October 31, 1998. The Liquidity Reserve Amount and the Minimum Liquidity Reserve Amount may be increased or decreased from time to time for any reason (including upon acquisitions of Additional Aircraft) by an action of the Controlling Trustees in light of changes in, inter alia, the condition of the Aircraft, the terms and conditions of the Leases, the financial condition of the Lessees, sales of Aircraft and prevailing industry conditions; provided that MSAF Group will obtain confirmation in advance in writing from the Rating Agencies that any proposed reduction in the Liquidity Reserve Amount or the Minimum Liquidity Reserve Amount will not result in a lowering or withdrawal by any such Rating Agencies of their respective ratings of any MSAF Notes.

     If the balance of cash on deposit in the Collection Account, together with the amount available for drawing under any Eligible Credit Facilities, should fall below the Liquidity Reserve Amount at any time (including as a result of MSAF Group's determination that the Liquidity Reserve Amount should be increased, as required by the Rating Agencies or otherwise), MSAF Group may continue to make all payments, and any credit or liquidity enhancement facilities may be drawn to fund such payments, including required payments on the Notes, which rank prior to, or pari passu with, payments of the Minimum Principal Payment Amount on the Class D Notes under the Indenture and any Permitted Accruals other than in respect of Modification Payments, provided that the balance of funds in the Collection Account, together with the amount available for drawing under any Eligible Credit Facilities, does not fall below the Minimum Liquidity Reserve Amount at its then current level. However, the balance of funds in the Collection Account, together with the amount available for drawing under any Eligible Credit Facilities, may fall below the Minimum Liquidity Reserve Amount at its then current level and MSAF Group may continue to make payments of, and any credit or liquidity enhancement facilities may be drawn to fund such payments, all accrued and unpaid interest on any subclass of the most senior class of Notes then Outstanding to avoid an Event of Default, and, on the Final Maturity Date of any subclass thereof, principal of, any subclass of the most senior class of Notes then Outstanding to avoid an Event of Default.

     Amounts drawn under any Eligible Credit Facility will either be repayable at the third level in the priority of payments, as set forth in the Indenture before the First Collection Account Top-Up (any such facility, a "PRIMARY ELIGIBLE CREDIT FACILITY") or at the eleventh level in the priority of payments, before the Second Collection Account Top-Up (any such facility, a "SECONDARY ELIGIBLE CREDIT FACILITY").

     The Liquidity Reserve Amount and the Minimum Liquidity Reserve Amount have been determined largely based on an analysis of historical experience, assumptions regarding MSAF Group's future experience and the frequency and cost of certain contingencies in respect of the Initial Aircraft, and are intended to provide liquidity for meeting the cost of maintenance obligations and non-maintenance, aircraft-related contingencies such as removing regulatory liens, complying with ADs, repossessing and releasing aircraft. In analyzing the future impact of these costs, assumptions have been made regarding their frequency and amount based upon historical experience. There can be no assurance, however, that historical experience will prove to be relevant in the future or that actual cash received by MSAF Group in the future will not be significantly less than that assumed. Any significant variation may materially adversely affect the ability of MSAF Group to make payments of interest and principal on the Notes.

     ILFC FACILITY

     Under the ILFC Facility, ILFC will hold certain security deposits with respect to the Initial Aircraft as custodian for the benefit of the MSAF Group. ILFC will hold all cash security deposits paid with respect to the Initial Aircraft other than (i) amounts determined in good faith by ILFC to be no longer held on behalf of a Lessee, whether upon expiry of or default under the applicable Lease or otherwise, and (ii) any cash security deposits in an amount exceeding three months' rent with respect to a single Initial Aircraft and paid by a single Lessee. Any interest accruing on amounts of Initial Aircraft security deposits that are being held by ILFC will generally accrue for the benefit of ILFC.

     In addition, under the ILFC Facility, ILFC will make loans to MSAF which MSAF may use for the same purposes as those for which the Liquidity Reserve Amount may be applied as discussed above under "-- Liquidity Reserve Amount", including to pay interest and Minimum Principal Payment Amounts on the Notes. ILFC's obligation to make such amounts available shall be limited to the "ILFC FACILITY COMMITMENT" which was approximately $31.0 million on October 31, 1998. The ILFC Facility Commitment shall be equal to (i) at any time before a Facility Reduction Event, the sum of
(A) $10 million plus (B) total Initial Aircraft security deposits held by ILFC for the benefit of MSAF at such time minus (C) all drawings previously made by MSAF under the ILFC Facility ("ILFC FACILITY DRAWN AMOUNTS") and required to be repaid to ILFC but not repaid at such time and (ii) at any time from and after a Facility Reduction Event, $10 million minus all ILFC Facility Drawn Amounts required to be repaid to ILFC but not repaid at such time. A "FACILITY REDUCTION EVENT" means a termination of the Servicing Agreement prior to the twenty-fifth anniversary of the date on which the last Initial Aircraft is delivered to MSAF Group for a reason other than a sale of all the Initial Aircraft or the repayment or defeasance of MSAF's debt.

     The ILFC Facility is a Secondary Eligible Credit Facility and, accordingly, on the Payment Date following any drawing on the ILFC Facility, MSAF will be obligated, to the extent there are Available Collections remaining after payment of the Minimum Principal Payment Amount on the Class D Notes, to repay ILFC Facility Drawn Amounts to ILFC, together with interest accrued thereon at 3% per annum, calculated on the basis of a 360-day year consisting of twelve 30-day months and compounded daily.

     ILFC's agreement to provide the ILFC Facility will expire on the earliest of (i) the twenty-fifth anniversary of the date on which the last Initial Aircraft is delivered to MSAF Group, (ii) a sale of all the Initial Aircraft, and (iii) the repayment or defeasance of all MSAF's debt.

     For so long as ILFC is not an Eligible Provider, ILFC's obligations under the ILFC Facility will be supported by an Eligible Credit Facility satisfactory to MSAF provided by an Eligible Provider at ILFC's expense (a "BACK-UP FACILITY").

     MSAF may borrow under the ILFC Facility (i) in order to pay interest and Minimum Principal Payment Amounts on the Notes, (ii) upon a downgrade in the short-term unsecured debt rating of the provider of the Back-Up Facility such that it is no longer an Eligible Provider and (iii) upon failure by the provider of the Back-Up Facility to renew the Back-Up Facility (the events described in clause (ii) and (iii), each, a "SUSPENSION EVENT"). If for any reason ILFC fails to make any loan requested when due, MSAF may draw on the Back-Up Facility.

     In the event of a loan by ILFC, or a drawing on the Back-Up Facility, in a Suspension Event (a "SUSPENSION DRAWING"), MSAF will hold the drawing proceeds in the Collection Account and such proceeds will comprise part of the cash portion of the Liquidity Reserve Amount. In the event of any drawing, the obligation to reimburse the provider of the Back-Up Facility shall be solely ILFC's obligation and the provider of the Back-Up Facility shall have no recourse to MSAF for any such amounts that are not reimbursed by ILFC. Immediately following and after giving effect to any Suspension Drawing, ILFC shall set off and apply the security deposits held by it on the date of such Suspension Drawing on MSAF Group's behalf against the principal amount of any ILFC Facility Drawn Amounts then outstanding, which shall be deemed repaid in the amount of such set-off and application. After giving effect to such set-off and application, MSAF shall be obliged to repay only up to $10 million of any outstanding ILFC Facility Drawn Amounts unless and until ILFC has procured, at its expense, a replacement Back-Up Facility acceptable to MSAF. MSAF shall be obliged to pay interest on the proceeds of a Suspension Drawing at 3% per annum, calculated on the basis of a 360-day year consisting of twelve 30-day months and compounded daily.

     MORGAN STANLEY FACILITY

     Under the Morgan Stanley Facility, Morgan Stanley will make loans to MSAF which MSAF may use for the same purposes as those for which the Liquidity Reserve Amount may be applied as discussed above under "-- Liquidity Reserve Amount", including to pay interest and Minimum Principal Payment Amounts on the Notes. Morgan Stanley's obligation to make such amounts available shall be limited to the "MORGAN STANLEY FACILITY COMMITMENT". The Morgan Stanley Facility Commitment, at any time, shall be equal to the sum of (A) $10 million minus (B) all drawings previously made by MSAF under the Morgan Stanley Facility ("MORGAN STANLEY FACILITY DRAWN AMOUNTS") and not repaid at such time.

     The Morgan Stanley Facility is a Secondary Eligible Credit Facility and, accordingly, on the Payment Date following any drawing on the Morgan Stanley Facility, MSAF will be obligated, to the extent that there are Available Collections remaining after payment of the Minimum Principal Payment Amount on the Class D Notes, to repay Morgan Stanley Facility Drawn Amounts to Morgan Stanley, together with interest accrued thereon at 3% per annum, calculated on the basis of a 360-day year consisting of twelve 30-day months and compounded daily.

     Morgan Stanley's agreement to provide the Morgan Stanley Facility will expire on the earlier of (i) a sale of all the Aircraft and (ii) the repayment or defeasance of all MSAF's debt. Morgan Stanley has been designated by the Controlling Trustees as an Eligible Provider. As of October 31, 1998, Morgan Stanley's long-term unsecured debt was rated A1 by Moody's, A+ by Standard & Poor's and AA- by DCR.

     OTHER FACILITIES

     There are currently no Primary Eligible Credit Facilities in place. MSAF may put in place other Eligible Credit Facilities from time to time, each of which shall be designated by the Controlling Trustees as a Primary Eligible Credit Facility or a Secondary Eligible Credit Facility. In addition, MSAF may from time to time put in place other credit or liquidity enhancement facilities which are not Eligible Credit Facilities. Amounts drawn under any such other facilities are repayable at the eleventh level in the order of priorities, before the Second Collection Account Top-Up.

INTEREST RATE MANAGEMENT

     The leasing revenues of MSAF Group will be generated primarily from Rental Payments. Rental Payments are currently entirely fixed but may be either fixed or floating with respect to Future Leases. In general, an interest rate exposure arises to the extent that MSAF Group's fixed and floating interest obligations in respect of the Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps and other derivative instruments. The Subclass A-1, A-2 and B-1 Notes bear floating rates of interest and the Subclass C-1 and D-1 Notes bear fixed rates of interest. MSAF is a party to eight interest rate swaps (the "INITIAL SWAPS") with MSCS, a wholly-owned subsidiary of Morgan Stanley. In six of these swaps MSAF pays a fixed monthly coupon and receives one month LIBOR and in two of these swaps MSAF pays one month LIBOR and receives a fixed monthly coupon on the notional balances as set out below:

NOTIONAL                                          FIXED MONTHLY   FIXED MONTHLY
BALANCE    EFFECTIVE DATE       MATURITY DATE       PAY RATE      RECEIVE RATE
--------  -----------------   -----------------   -------------   -------------
($000'S)                                                (%)                 (%)
100,000   November 12, 1997   November 15, 1999      6.0550              --
300,000   November 12, 1997   November 15, 2000      6.1325              --
200,000   November 12, 1997   November 15, 2002      6.2150              --
200,000   November 12, 1997   November 15, 2004      6.2650              --
150,000   November 12, 1997   November 15, 2007      6.3600              --
 50,000   November 12, 1997   November 15, 2009      6.4250              --
150,000   February 19, 1998   November 15, 2007          --           5.860
 50,000   February 19, 1998   November 15, 2009          --           5.905

     All eight swaps were originally entered into by MSCS with an internal swaps desk as the counterparty on November 12, 1997 and February 19, 1998, respectively. On March 3, 1998, all eight of the above swaps were assigned to MSAF by MSCS. Although MSAF Group's floating rate liability at March 3, 1998 was approximately $800 million (after the repayment of principal due to the undelivered aircraft), the net economic effect of assigning all eight swaps to MSAF with an aggregate notional amount of $1.2 billion was to fix the interest rate liability at the November 12, 1997 interest rate. MSAF Group required this certainty both in furtherance of its interest rate management policy not to be adversely exposed to material movements in interest rates from November 12, 1997 (shortly after MSAF entered into the Asset Purchase Agreement) and, by fixing the principal liabilities relating to the transaction, to facilitate the structuring of the transaction.

     At least every three months, MSAF Group expects to seek to enter into additional swaps or sell at market value or unwind part or all of the initial and any future swaps in order to rebalance the fixed and floating mix of interest obligations (including those arising as a result of previous interest rate swaps entered into) and the fixed and floating mix of rental payments.

     Through the use of interest rate swaps, and other interest rate hedging products, it is MSAF Group's policy not to be adversely exposed to material movements in interest rates. MSAF Group's interest rate management strategy will need to be rebalanced with any acquisition of Additional Aircraft to reflect the adjusted mix of fixed and floating rate rental payments arising from any such acquisition. There can be no assurance, however, that MSAF Group's interest rate risk management strategies will be effective in this regard. Any change to MSAF Group's policy with regard to its dealing in interest rate hedging products will be subject to periodic review by the Rating Agencies.

     The Controlling Trustees are responsible for reviewing and approving the overall interest rate management policies and transaction authority limits. Counterparty risk will be monitored on an ongoing basis. Counterparties will be subject to the prior approval of the Controlling Trustees. MSAF Group's counterparties are currently all affiliates of Morgan Stanley. Future counterparties will consist primarily of the affiliates of major United States and European financial institutions (including special-purpose derivative vehicles) which have credit ratings, or which provide collateralization arrangements, consistent with maintaining the ratings of the Notes.

PART II.          OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27.1  Financial Data Schedule of Morgan Stanley Aircraft Finance

         (b) Reports on Form 8-K: Morgan Stanley Aircraft Finance filed a Current Report on Form 8-K dated November 12, 1998 and December 15, 1998 relating to the monthly report to holders of the Notes

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: December 24, 1998                          MORGAN STANLEY AIRCRAFT FINANCE


                                                 By: /s/ Alexander Frank
                                                     ---------------------
                                                         Alexander Frank
                                                         Signatory Trustee

                                 MORGAN STANLEY AIRCRAFT FINANCE


                                        INDEX TO EXHIBITS


EXHIBIT NUMBER

27.1              Financial Data Schedule of Morgan Stanley Aircraft Finance