Form 10-Q/A
period 1998-08-31
MORGAN STANLEY AIRCRAFT FINANCE
filed 1999-01-11
CIK 1059582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ________________


                                    FORM 10-Q/A

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED AUGUST 31, 1998

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
Morgan Stanley Aircraft Finance                     N/A                               N/A

                         MORGAN STANLEY AIRCRAFT FINANCE

                 FORM 10-Q FOR THE PERIOD ENDED AUGUST 31, 1998

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

INDEX TO EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                               AUGUST 31,      NOVEMBER 30,
                                                                 1988             1997
                                                              -----------      ------------
                                                              (UNAUDITED)
                                 ASSETS
Cash and cash equivalents................................... $    34,694             --
Receivables:
  Lease income, net.........................................       2,308            137
  Investment income and other...............................         165             --
Aircraft under operating leases, net........................     944,876         45,937
Investment in capital lease, net............................      20,883         25,000
Underwriting and other issuance related costs, net of
  amortisation..............................................      17,338             --
                                                             -----------         ------
Total Assets................................................ $ 1,020,264         71,074
                                                             ===========         ======
           LIABILITIES AND BENEFICIAL INTERESTHOLDER'S DEFICIT
Payables:
  To Morgan Stanley Financing Inc........................... $         1         66,369
  Interest payable to Noteholders...........................       2,890             --
Deferred rental income......................................       6,807             --
Provision for maintenance...................................      48,862             --
Other liabilities...........................................      16,263             --
Notes payable:
  Class A-1.................................................     400,000             --
  Class A-2.................................................     287,777             --
  Class B-1.................................................      95,789             --
  Class C-1.................................................     100,000             --
  Class D-1.................................................     110,000             --
                                                             -----------          -----
                                                               1,068,389         66,369
                                                             -----------          -----
Commitments and contingencies
Beneficial Interestholder's Deficit:
  Beneficial Interest.......................................           1              1
  Deemed Distribution.......................................     (15,305)            --
  Accumulated Deficit.......................................     (32,821)         4,704
                                                             -----------         ------
  Total Beneficial Interestholder's Deficit.................     (48,125)         4,705
                                                             -----------         ------
Total Liabilities and Beneficial Interestholder's Deficit... $ 1,020,264         71,074
                                                             ===========         ======

  See Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

               INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                                             AUGUST 31, 1998     AUGUST 31, 1998
                                                           ------------------   -----------------
                                                               (UNAUDITED)         (UNAUDITED)
Revenues:
  Lease income, net........................................      $ 31,606            $ 89,411
  Investment income on collection account..................           724               1,686
                                                                 --------            --------
  Total revenues...........................................        32,330              91,097
                                                                 --------            --------
Expenses:
  Interest expense.........................................        17,693              34,357
  Depreciation expense.....................................        11,765              27,111
  Operating expenses:
     Fees payable..........................................         2,479               8,155
     Maintenance and other aircraft related costs..........           305               2,601
                                                                 --------            --------
  Total expenses...........................................        32,242              72,224
                                                                 --------            --------
Net income.................................................      $     88            $ 18,873
                                                                 ========            ========

  See Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              NINE MONTHS ENDED
                                                               AUGUST 31, 1998
                                                              -----------------
                                                                 (UNAUDITED)
Cash flows from operating activities
  Net income................................................     $    18,873
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation expense--equipment under operating leases....          27,111
  Amortisation of underwriting and other issuance related
     costs..................................................             552
  Changes in assets and liabilities:
     Receivables:
       Investment income and other..........................            (165)
       Lease income, net....................................          (2,171)
     Investment in capital lease............................           4,118
     Provision for maintenance..............................          10,127
     Interest payable to Noteholders........................           2,890
     Deferred rental income.................................           6,807
     Other liabilities......................................             958
                                                                 -----------
Net cash provided by operating activities...................          69,100
                                                                 -----------
Cash flows from investing activities
  Purchase of aircraft......................................        (887,315)
                                                                 -----------
Net cash used for investing activities......................        (887,315)
                                                                 -----------
Cash flows from financing activities
  Proceeds from Notes, net of underwriting costs............       1,041,610
  Proceeds from borrowings from Morgan Stanley Financing
     Inc....................................................         853,490
  Beneficial Interest Distribution..........................        (976,257)
  Repayments of Notes.......................................         (56,434)
  Other issuance related costs..............................          (9,500)
                                                                 -----------
Net cash provided by financing activities...................         852,909
                                                                 -----------
Net increase in cash and cash equivalents...................          34,694
Cash and cash equivalents at beginning of period............              --
                                                                 -----------
Cash and cash equivalents at end of period..................     $    34,694
                                                                 ===========

  See Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

       INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN BENEFICIAL
                               INTEREST/(DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                          RETAINED
                                                                          EARNINGS             TOTAL
                                          BENEFICIAL       DEEMED       (ACCUMULATED    BENEFICIAL INTEREST
                                           INTEREST     DISTRIBUTION      DEFICIT)           (DEFICIT)
                                          ----------    ------------    ------------    -------------------
                                                                            (UNAUDITED)
Issuance of Beneficial Interest.......     $      1       $     --        $     --           $       1
Net income............................           --             --           4,704               4,704
                                           --------       --------        --------           ---------
Balance at November 30, 1997..........            1             --           4,704               4,705
Net income............................           --             --          18,873              18,873
Deemed Distribution...................           --        (15,305)             --             (15,305)
Borrowings from Morgan Stanley
  Financing Inc. converted into
  Beneficial Interest.................      919,859             --              --             919,859
Payment of Beneficial Interest
  Distribution to Morgan Stanley
  Financing Inc.......................     (919,859)            --         (56,398)           (976,257)
                                           --------       --------        --------           ---------
Balance at August 31, 1998...........      $      1        (15,305)       $(32,821)          $ (48,125)
                                           ========       ========        ========           =========

  See Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

  NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     Morgan Stanley Aircraft Finance ("MSAF") is a special purpose business trust that was formed on October 30, 1997 under the laws of Delaware. MSAF and its subsidiaries ("MSAF Group") were formed to conduct certain limited activities, including acquiring, financing, leasing, selling and maintaining commercial aircraft. All of the beneficial interest of MSAF Group is owned by Morgan Stanley Financing, Inc. ("MSF"), a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co. ("MSDW"). MSAF's obligations, including its financial debt obligations, are not obligations of, or guaranteed by, MSDW, MSF or any person other than MSAF Group.

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

NOTE 2 -- CONCENTRATIONS OF CREDIT RISK

     Credit risk with respect to operating lease receivables is generally diversified due to the number of lessees comprising MSAF Group's customer base and the different geographic areas in which they operate. At August 31, 1998 MSAF Group had leased aircraft to 29 lessees in 20 countries.

     Many of MSAF Group's lessees are in a relatively weak financial position because of the difficult economic conditions in the civil aviation industry as a whole and because, in general, weakly capitalised airlines are more likely to seek operating leases. In addition, at August 31, 1998, 16 of MSAF Group's aircraft are being leased to lessees domiciled in certain emerging market nations, including those located in Eastern Europe, the Middle East, Latin America and Asia. Emerging market economies have recently been affected by severe economic and financial difficulties. The exposure of MSAF Group's aircraft to particular countries and customers is managed partly through concentration limits and through obtaining security from lessees by way of deposits. MSAF Group will continue to manage its exposure to particular countries, regions and lessees through concentration limits. At August 31, 1998, MSAF Group had recorded allowances for doubtful debts against lease income receivables for two lessees.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

NOTE 3 -- AIRCRAFT

                                                                    AUGUST 31, 1998
                                                                (DOLLARS IN THOUSANDS)
                                                                ----------------------
Stage 3 Aircraft and one spare engine:
Cost........................................................           $972,030
Less Accumulated depreciation...............................            (27,154)
                                                                       --------
                                                                       $944,876
                                                                       ========
Aircraft cost includes $38.7 million of maintenance
liabilities that MSAF Group assumed at the date of purchase.
Fleet Analysis:
On lease for a further period of:
More than five years........................................                  9
From one to five years......................................                 20
Less than one year..........................................                  4
                                                                       --------
Total aircraft portfolio (including one spare engine).......                 33
                                                                       ========

     At August 31, 1998, there were no non-revenue earning aircraft in MSAF Group's portfolio.

NOTE 4 -- INVESTMENT IN CAPITAL LEASE

     One of MSAF Group's aircraft has been leased to a customer under a sales-type capital lease. The components of MSAF Group's investment in this lease are as follows:

                                                                    AUGUST 31, 1998
                                                                (DOLLARS IN THOUSANDS)
                                                                ----------------------
Minimum lease payments receivable...........................           $26,322
Less: Unearned income.......................................            (5,439)
                                                                       -------
Net investment in capital lease.............................           $20,883
                                                                       =======

     At August 31, 1998, minimum lease payments for each of the five succeeding years are $4 million.

     Unearned income is recognized over the term of the lease using the interest method.

NOTE 5 -- NOTES PAYABLE

     During the nine month period ended August 31, 1998, MSAF Group acquired
29 aircraft and one spare engine having an aggregate cost of $926 million. MSAF Group financed these purchases primarily through additional borrowings from MSF and from the net proceeds from MSAF Group's private placement of securitized notes as discussed below.

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

     In connection with the issuance of the Notes, the Company entered into two credit agreements. Under a Custody and Loan Agreement (the "ILFC Facility") between International Lease Finance Corporation ("ILFC") and MSAF Group, ILFC will hold substantially all of the cash security deposits paid by lessees with respect to MSAF Group's aircraft portfolio and will retain the interest earnings on such security deposits. In addition, ILFC has agreed to extend loans to MSAF Group in a maximum amount of $10 million plus the aggregate amount of cash security deposits held by ILFC. Under a Loan Agreement (the "MSDW Facility") between MSDW and MSAF Group, MSDW has agreed to extend loans in a maximum amount of $10 million.

     As of August 31, 1998, the aggregate amount available under the ILFC Facility and the MSDW Facility was approximately $41.0 million.

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

     All eight swaps were originally entered into by MSCS, with an internal swaps desk as the counter party, on November 12, 1997 and February 19, 1998, respectively. On March 3, 1998, all eight swaps were assigned to MSAF Group by MSCS. Although MSAF Group's floating rate liability at March 3, 1998 was $800 million (after the repayment of principal due to an undelivered aircraft), the net economic effect of assigning all eight swaps to MSAF Group with an aggregate notional amount of $1.2 billion was to fix the interest rate liability at the November 12, 1997 interest rate. MSAF Group required this certainty both in furtherance of its interest rate management policy not to be adversely exposed to material movements in interest rates from November 12, 1997 (shortly after MSAF entered into the Asset Purchase Agreement) and by fixing the principal liabilities relating to the transaction, to facilitate the structuring of the transaction.

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

     Four of the swaps assumed from MSCS having an aggregate notional principal amount of $800 million are accounted for as hedges of its obligations under the Notes. Under these swap arrangements MSAF Group will pay fixed and receive floating amounts on a monthly basis. The fair value of the liability assumed relating to those swaps which are being accounted for as hedges is being deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. This amount and the differential payable or receivable on such interest rate swap contracts, to the extent such swaps are deemed to be effective hedges, is recognized as an adjustment to interest expense. The portion of these swaps not deemed to be an effective hedge is accounted for on a mark-to-market basis with changes in fair value reflected in interest expense. Gains and losses resulting from the termination of such interest rate swap contracts prior to their stated maturity are deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. The fair value of these interest rate swaps at August 31, 1998 was $(17.2) million.

     The remaining four swaps assumed by MSAF Group have an aggregate gross notional principal amount of $400 million. Under these swap arrangements, MSAF Group will pay/receive fixed and receive/pay floating amounts on a monthly basis. MSAF Group determined that these swaps do not qualify for hedge accounting. The fair value of the liability assumed related to these swaps is accounted for on a mark-to-market basis with changes in fair value reflected in interest expense. At August 31, 1998, the fair value of these swaps was $(7.6) million.

     The gross notional amounts of these swaps are indicative of MSAF Group's degree of use of such swaps but do not represent MSAF Group's exposure to credit or market risk. Credit risk arises from the failure of the

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)


counterparty to perform according to the terms of the swap contract. MSAF Group's exposure to credit risk at any point in time is represented by the fair value of the swap contracts reported as assets. MSAF Group does not currently require collateral to support swap contracts with credit risk. The credit risk of these swap contracts is monitored by MSAF Group's Trustees.

     MSAF Group does not utilize derivative financial instruments for trading purposes.

NOTE 8 -- RELATED PARTY TRANSACTIONS

     Under service agreements with MSAF Group, Cabot Aircraft Services Limited and Morgan Stanley & Co. Incorporated, both subsidiaries of MSDW, act as Administrative Agent and Financial Advisor, respectively. During the nine month period ended August 31, 1998, Cabot Aircraft Services Limited received a fee of $0.9 million for providing these services, which is calculated as a percentage of the operating lease rentals received. Morgan Stanley & Co. Incorporated received advisory fees of $.025 million in this period.

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
                                                                ====

     In connection with the issuance of the Notes, MSAF Group paid approximately $7.1 million in subscription discounts and commissions to subsidiaries of MSDW.

     MSAF Group's counterparty to its interest rate swap agreements is MSCS, a wholly-owned subsidiary of MSDW.

     MSAF Group's management is comprised of six trustees, as MSAF Group has no employees or executive officers. Three of MSAF Group's six trustees and one alternate trustee are employees of MSDW. MSAF Group's remaining three trustees are unaffiliated with MSDW.

NOTE 9 -- COMMITMENTS

     MSAF Group did not have any material contractual commitments for capital expenditures at August 31, 1998.

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


RECENT DEVELOPMENTS

     INITIAL AIRCRAFT

     As of May 31, 1998, all but one of the aircraft which MSAF Group had agreed to purchase had been acquired by MSAF Group. The undelivered aircraft was a B737-400 on lease to the Turkish national carrier, THY, with an appraised value of $28.82 million. Pursuant to the Indenture, the Trustees decided not to acquire a substitute for this aircraft but instead refunded to investors
$26.1 million of the proceeds from the notes offering pursuant to the priority of payments set forth in the Indenture. As a result, the overall number of the Initial Aircraft is 32 aircraft plus a spare engine with revised total Initial Appraised Value of $1,086.69 million. No aircraft have been sold or suffered a total loss since March 3, 1998. As of August 31, 1998, the Initial Aircraft were subject to leases with 29 lessees in 20 countries.

     In the period from March 3, 1998 to August 31, 1998, three of the Initial Aircraft were aircraft on ground ("AOG") for a period of 36, 42 and 59 days, respectively. Part of the AOG period was dedicated to performing maintenance work on the aircraft prior to releasing. As of August 31, 1998 three of the Initial Aircraft that were previously AOG were subject to signed lease agreements with new lessees.

     APPRAISED VALUES AT SEPTEMBER 30, 1998

     The most recent annual appraisals of the Base Value of each aircraft occurred on September 30, 1998 with total appraised value of the Initial Aircraft at September 30, 1998 equal to $1,029.44 million. The appraisals at September 30, 1998 did not indicate a Base Value decline sufficiently in excess of the value decline assumed under the terms of the Notes to require excess cash flows to be redirected to the Class A Notes pursuant to the Class A Scheduled Principal Payment Amount.

     LESSEE DIFFICULTIES


     Since March 3, 1998, in addition to the Lessee difficulties that resulted in the repossession of three aircraft as discussed below under "Results of Operations -- Nine Months Ended August 31, 1998 -- Operating Lease Income", there have been difficulties with respect to one Lessee in the Europe/Middle East region, representing approximately 4.3% of the adjusted appraised value of the portfolio as of August 31, 1998. With respect to this Lessee, lease rentals and maintenance reserves were restructured in March 1998 and at August 31, 1998 the lessee was in arrears with respect to the restructured payment amounts. Such arrears amounted to $38,171 at August 31, 1998 and other amounts in arrears related to this lessee totalled approximately $896,115 at August 31, 1998. Another lessee has been publicly reported to be having liquidity difficulties stemming from both withdrawal of state aid and strikes, although it was not in arrears as of August 31, 1998.

     B737 INSPECTIONS

     On May 14, 1998, the Federal Aviation Administration (FAA) issued a directive requiring B737s with between 30,000 and 40,000 hours of flying time to be inspected within 45 days for chafed wiring in conduits that run through the plane's fuel tank that could cause a fire or explosion. MSAF owns 10 B737-300/400/500s. All these aircraft have below 30,000 flight hours and will not be inspected under the current directive. MSAF Group does not believe the cost to comply with this directive in the future will be significant.

     B747 INSPECTIONS

     On May 25, 1998, Boeing issued a Service Bulletin recommending inspection of all B747 center fuel tanks to check wiring and grounding straps, pumps, fuel lines and fittings and other equipment and installation of a "flame arrestor" for a scavenge pump. MSAF Group owns one B747-300 on lease to VARIG and does not believe the cost to comply with this Service Bulletin will be significant.

     ECONOMIC CRISES IN EMERGING MARKETS

     Emerging market economies have recently been affected by severe economic and financial difficulties. The economic crisis in Asia has spread to Russia and to Latin America as well. As of August 31, 1998 MSAF Group leased 43.31% of its fleet in emerging markets, including 12.75% of its fleet in "emerging" European markets, 12.89% in "emerging" Asian markets and 17.67% in Latin America (using MSCI designations).

     As of August 31, 1998, MSAF Group leased 12.89% of its fleet in Asia (5.3% in South Korea, 5.0% in Taiwan and 2.6% in China) and 6.6% in Pacific and Other regions (6.6% in Fiji) by assumed appraised value as of June 30, 1998. As of August 31, 1998, none of these lessees were in arrears although severe financial difficulties have been reported for certain other air carriers in the region.

     The recent economic crisis in Russia continues to threaten that region. Transaero, MSAF Group's only lessee in Russia, was in arrears for $907,714 as at August 31, 1998 and returned its aircraft to MSAF Group on October 22, 1998.

     As of August 31, 1998 MSAF Group leased 17.67% of its fleet in Latin America (11.36% in Brazil and 6.31% in Mexico). None of the MSAF Group Lessees in Latin America were in arrears as of August 31, 1998.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED AUGUST 31, 1998

     LEASE INCOME

     Lease income for the three month period from June 1, 1998 to August 31, 1998 amounted to $31.6 million. MSAF Group records the cash prepayments made by lessees for maintenance as a component of the provision for maintenance liability account which appears on the Condensed Consolidated Balance Sheet. When the lessee incurs maintenance expenditure, MSAF Group must return a corresponding amount of the prepayment to the lessee. At this time, MSAF Group will forward cash to the lessee, with a corresponding decrease to the provision for maintenance liability account. MSAF Group will only reimburse the lessee for the cost of maintenance expenditures to the extent that sufficient prepayments have been made by the lessee.

     INVESTMENT INCOME

     In the three months ended August 31, 1998, MSAF Group earned investment income of $0.7 million. Investment income is expected to decline going forward principally because cash in the Aircraft Purchase Account has now been used to acquire the Initial Aircraft except for a balance of $26.1 million which has been refunded to investors in respect of the undelivered THY aircraft.

     INTEREST EXPENSE

     Interest expense, including swap costs of $0.8 million, amounted to $17.7 million in the three months ended August 31, 1998. The weighted average interest rate on the Subclass A-1 to D-1 Notes during the period from June 1, 1998 to August 31, 1998 was 6.31% and the average debt in respect of the Subclass A-1 to D-1 Notes outstanding during the period from June 1, 1998 to August 31, 1998 was $1,005.5 million.

     DEPRECIATION

     The charge for depreciation in the three months ended August 31, 1998 amounted to $11.8 million.

     OPERATING EXPENSES

     Service Provider Fees. Service provider fees and expenses for the three months ended August 31, 1998 were $2.5 million. The most significant element was the aircraft servicing fee paid to ILFC, which amounted to $0.9 million for the three month period. A significant portion of the fees payable to ILFC are calculated as a percent of rental revenue actually received. Accordingly, the fees paid to ILFC reflected the lower rental revenue caused by AOGs and undelivered aircraft during the period. MSAF's service provider expenses also included $0.5 million in respect of administrative agency and cash management fees.

     Maintenance and Other Aircraft Related Costs. Maintenance and other aircraft related costs in the three months ended August 31, 1998 amounted to $0.3 million.

     Included within maintenance and other aircraft related costs were insurance, re-leasing and other costs incurred in the three months ended August 31, 1998, which amounted to $0.2 million. It is expected that re-leasing costs will increase proportionately over the next several months due to certain aircraft modification payments expected to be reimbursed to lessees and costs relating to reconfiguring aircraft for new lessees upon redelivery. It is also expected that additional insurance premiums relating to AOG will become payable in the remainder of 1998.

     NET INCOME

     Net income for the three month period ended August 31, 1998 was $0.1 million.

     MSAF Group is a Delaware business trust treated as a branch of Morgan Stanley Financing Inc. for U.S. Federal, state and local income tax purposes. As such, MSAF is not subject to U.S. Federal, state and local income taxes.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED AUGUST 31, 1998

     LEASE INCOME

     Lease income for the nine month period from December 1, 1997 to August 31, 1998 amounted to $89.4 million. Many of the Initial Aircraft were not owned by MSAF Group for all of the period. During the period, there was a loss in lease rental revenues caused by three AOG ($2.0 million). Three aircraft had been repossessed from Western Pacific Airlines and Pan Am Airlines (formerly Carnival) but were all subject to signed lease agreements as of August 31, 1998. The three aircraft were placed on lease with Olympic Airways, the Greek national carrier, VASP, and TAESA. Part of the AOG period was spent performing maintenance work on all three aircraft prior to re-leasing. MSAF Group records the cash prepayments made by lessees for maintenance as a component of the provision for maintenance liability account which appears on the Condensed Consolidated Balance Sheet. When the lessee incurs maintenance expenditure, MSAF Group must return a corresponding amount of the prepayment to the lessee. At this time, MSAF Group will forward cash to the lessee, with a corresponding decrease to the provision for maintenance liability account. MSAF Group will only reimburse the lessee for the cost of maintenance expenditures to the extent that sufficient prepayments have been made by the lessee.

     INVESTMENT INCOME

     In the nine months ended August 31, 1998, MSAF Group earned investment income of $1.7 million. Investment income is expected to decline going forward principally because cash in the Aircraft Purchase Account has now either been used to acquire the Initial Aircraft or refunded to investors in respect of the undelivered THY aircraft.

     INTEREST EXPENSE

     Interest expense, including swap costs of $1.3 million, amounted to $34.4 million in the nine months ended August 31, 1998. Interest expense relates to the cost of the Old Notes which were issued on March 3, 1998 and, therefore, only outstanding for approximately six months in the period. The weighted average interest rate on the Subclass A-1 to D-1 Notes during the period from March 3, 1998 to August 31, 1998 was 6.34% and the average debt in respect of the Subclass A-1 to D-1 Notes outstanding during the period since March 3, 1998 was $1,024.8 million.

     MSAF Group is a party to eight interest rate swaps with Morgan Stanley Capital Services Inc. ("MSCS"), a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co. ("MSDW"). In six of these swaps, MSAF Group pays a fixed monthly coupon and receives one month LIBOR on a notional balance of $1,000 million and in two of these swaps, MSAF Group pays one month LIBOR and receives a fixed monthly coupon on a notional balance of $200 million.

     All eight swaps were originally entered into by MSCS, with an internal swaps desk as the counter party, on November 12, 1997 and February 19, 1998, respectively. On March 3, 1998, all eight swaps were assigned to MSAF Group by MSCS and on such date such swaps had an aggregate fair value of approximately $(15.3) million. No consideration was paid to or received by MSAF Group in connection with the assumption of these swap positions. MSAF Group has recorded the assumption of these interest rate swaps at their fair value by recognizing a liability within Other liabilities in its Condensed Consolidated Balance Sheet, with a corresponding charge to Deemed Distribution, a component of Beneficial Interestholder's Deficit.

     Four of the swaps assumed from MSCS having an aggregate notional principal amount of $800 million are accounted for as hedges of its obligations under the Notes. Under these swap arrangements MSAF Group will pay fixed and receive floating amounts on a monthly basis. The fair value of the liability assumed relating to those swaps which are being accounted for as hedges is being deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. This amount and the differential payable or receivable on such interest rate swap contracts, to the extent such swaps are deemed to be effective hedges, is recognized as an adjustment to interest expense. The portion of these swaps not deemed to be an effective hedge is accounted for on a mark-to-market basis with changes in fair value reflected in interest expense.

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

     Notwithstanding the different accounting treatments for the various swaps, all eight swaps were required to hedge MSAF Group's interest rate exposure on an economic basis. In November 1997, MSAF Group had contracted to purchase the Initial Aircraft and their associated fixed rate leases but, prior to the time of pricing the Old Notes, was exposed to movements in interest rates with respect to its anticipated liabilities under the Notes. Accordingly, in November 1997, six swaps with a notional balance of $1,000 million were entered into by MSCS under which MSAF Group would pay fixed amounts and receive floating amounts. Once the Old Notes were priced in February 1998, MSAF Group could determine that to hedge the interest rate exposure associated with its variable rate debt it required swaps with a notional balance of only $800 million, approximately. Accordingly, in February 1998, MSCS entered into re-balancing swaps with a notional amount of $200 million under which MSAF Group would pay floating amounts and receive fixed amounts.

     The net economic effect of assigning all eight swaps with a gross notional amount of $1.2 billion to MSAF Group on March 3, 1998 was to fix MSAF Group's interest rate liability at November 12, 1997, shortly after the date MSAF Group incurred its exposure to movements in interest rates when it agreed to purchase the Initial Aircraft with associated fixed rate leases. See "Interest Rate Management" below for more information regarding MSAF Group's swaps positions and hedging policy.

     DEPRECIATION

     The charge for depreciation in the nine months ended August 31, 1998 amounted to $27.1 million. The charge is expected to be proportionately higher in future periods given that MSAF Group did not own all of the Initial Aircraft throughout the period from December 1, 1997 to August 31, 1998.

     OPERATING EXPENSES

     Service Provider Fees. Service provider fees and expenses for the nine months ended August 31, 1998 were $8.2 million. The most significant element was the aircraft servicing fee paid to ILFC, which amounted to $4.6 million for the period. A significant portion of the fees payable to ILFC are calculated as a percent of rental revenue actually received. Accordingly, the fees paid to ILFC reflected the lower rental revenue caused by AOGs and undelivered aircraft during the period. MSAF Group's service provider expenses also included $0.9 million in respect of administrative agency and cash management fees.

     Maintenance and Other Aircraft Related Costs. Maintenance and other aircraft related costs in the nine months ended August 31, 1998 amounted to $2.6 million. These costs reflected additional maintenance work that was performed on the three aircraft which were repossessed. This work included a "C-check" for certain of the aircraft and the installation of new landing gear. In the next six months it is likely that maintenance disbursements will increase proportionately due to the larger number of aircraft owned by MSAF Group.

     Included within maintenance and other aircraft related costs were insurance, re-leasing and other costs incurred in the nine months ended August 31, 1998, which amounted to approximately $0.9 million. It is expected that re-leasing costs will increase proportionately over the next several months due to certain aircraft modification payments expected to be reimbursed to lessees and costs relating to reconfiguring aircraft for new lessees upon redelivery. It is also expected that additional insurance premiums relating to AOG will become payable in the remainder of 1998.

     NET INCOME

     Net income for the nine month period ended August 31, 1998 was $18.9 million.

     MSAF Group is a Delaware business trust treated as a branch of Morgan Stanley Financing Inc. for U.S. Federal, state and local income tax purposes. As such, MSAF Group is not subject to U.S. Federal, state and local income taxes.

FINANCIAL RESOURCES AND LIQUIDITY

     LIQUIDITY

     The cash balances at August 31, 1998 were $34.7 million. Of this amount, $25 million represents the cash portion of the Liquidity Reserve Amount (which is used as a source of liquidity for, among other things, maintenance obligations, security deposit return obligations, cash operating expenses and contingent liabilities) and $9.7 million represents rental and maintenance receipts.

     In addition to the $25 million cash portion at August 31, 1998, the Liquidity Reserve Amount also contained $41.0 million of undrawn credit and liquidity facilities from MSDW and ILFC. As of August 31, 1998, ILFC's short term unsecured debt was rated A-1+ by Standard & Poor's, and, accordingly, the letter of credit previously issued by the Bank of Montreal to support ILFC's obligations under the ILFC Facility was canceled.

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

     Net cash provided by operating activities in the nine months ended August 31, 1998 amounted to $69.1 million, principally reflecting non-cash depreciation expense of $27.1 million, net income of $18.9 million, provisions for maintenance of $10.1 million and deferral of recognition of advance rental payments of $6.8 million.

     CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

     In the nine months ended August 31, 1998, the use of cash flows for investing activities of $887.3 million was to acquire the Initial Aircraft. Cash flows for financing activities of $852.9 million in the nine months ended August 31, 1998 primarily reflect the proceeds from the Offering of the Old Notes and the payment to Morgan Stanley Financing Inc., of a distribution with respect to the Beneficial Interest.

     INDEBTEDNESS

General

     MSAF Group's indebtedness primarily consisted of the Subclass A-1 to D-1 Notes in the amount of $993.6 million at August 31, 1998.

Aircraft Values

     At September 30, 1997, the total appraised value of the 33 aircraft and the spare engine that MSAF Group originally agreed to acquire from ILFC was $1,115.5 million. At September 30, 1998, the total appraised value of MSAF Group's 32 aircraft and spare engine (giving effect to the non-delivery of the THY aircraft) was $1,029.4 million.

     Under the terms of the Notes, MSAF Group is obliged to obtain annual appraisals of the Base Value of each aircraft from three independent appraisers by October 31 of each year. Generally, where the appraisals indicate a Base Value decline significantly in excess of the value decline assumed under the terms of the Notes, excess cash flow is redirected to the extent required to the Class A Notes via the Class A Scheduled Principal Payment Amount. The most recent appraisals occurred on September 30, 1998 and the next are due to occur no later than October 31, 1999.

     LIQUIDITY RESERVE AMOUNT

     The Liquidity Reserve Amount is intended to serve as a source of liquidity for MSAF Group's maintenance obligations, security deposit return obligations, operating expenses, contingent liabilities and Note obligations. The Liquidity Reserve Amount may be funded with cash in the Collection Account and with letters of credit, guarantees or other credit support instruments ("ELIGIBLE CREDIT FACILITIES") provided by, or supported with further Eligible Credit Facilities provided by, a person (an "ELIGIBLE PROVIDER") whose short-term unsecured debt is rated P-1 by Moody's, A-1+ by Standard & Poor's, or D-1+ by DCR or is otherwise designated as an Eligible Provider by the Controlling Trustees. Both the ILFC Facility discussed below under "-- ILFC Facility" and the MSDW Facility discussed below under "-- MSDW Facility" are Eligible Credit Facilities and comprise part of the Liquidity Reserve Amount. There are currently no other Eligible Credit Facilities in place.

     The Liquidity Reserve Amount was approximately $66.0 million on August 31, 1998. The Minimum Liquidity Reserve Amount was approximately $15 million on August 31, 1998. The Liquidity Reserve Amount and the Minimum Liquidity Reserve Amount may be increased or decreased from time to time for any reason (including upon acquisitions of Additional Aircraft) by an action of the Controlling Trustees in light of changes in, inter alia, the condition of the Aircraft, the terms and conditions of the Leases, the financial condition of the Lessees, sales of Aircraft and prevailing industry conditions; provided that MSAF Group will obtain confirmation in advance in writing from the Rating Agencies that any proposed reduction in the Liquidity Reserve Amount or the Minimum Liquidity Reserve Amount will not result in a lowering or withdrawal by any such Rating Agencies of their respective ratings of any MSAF Group Notes.

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

     In addition, under the ILFC Facility, ILFC will make loans to MSAF Group which MSAF Group may use for the same purposes as those for which the Liquidity Reserve Amount may be applied as discussed above under "-- Liquidity Reserve Amount", including to pay interest and Minimum Principal Payment Amounts on the Notes. ILFC's obligation to make such amounts available shall be limited to the "ILFC FACILITY COMMITMENT" which was approximately $31.0 million on August 31, 1998. The ILFC Facility Commitment shall be equal to (i) at any time before a Facility Reduction Event, the sum of
(A) $10 million plus (B) total Initial Aircraft security deposits held by ILFC for the benefit of MSAF Group at such time minus (C) all drawings previously made by MSAF Group under the ILFC Facility ("ILFC FACILITY DRAWN AMOUNTS") and required to be repaid to ILFC but not repaid at such time and (ii) at any time from and after a Facility Reduction Event, $10 million minus all ILFC Facility Drawn Amounts required to be repaid to ILFC but not repaid at such time. A "FACILITY REDUCTION EVENT" means a termination of the Servicing Agreement prior to the twenty-fifth anniversary of the date on which the last Initial Aircraft is delivered to MSAF Group for a reason other than a sale of all the Initial Aircraft or the repayment or defeasance of MSAF Group's debt.

     The ILFC Facility is a Secondary Eligible Credit Facility and, accordingly, on the Payment Date following any drawing on the ILFC Facility, MSAF Group will be obligated, to the extent there are Available Collections remaining after payment of the Minimum Principal Payment Amount on the Class D Notes, to repay ILFC Facility Drawn Amounts to ILFC, together with interest accrued thereon at 3% per annum, calculated on the basis of a 360-day year consisting of twelve 30-day months and compounded daily.

     ILFC's agreement to provide the ILFC Facility will expire on the earliest of (i) the twenty-fifth anniversary of the date on which the last Initial Aircraft is delivered to MSAF Group, (ii) a sale of all the Initial Aircraft, and (iii) the repayment or defeasance of all MSAF Group's debt.

     For so long as ILFC is not an Eligible Provider, ILFC's obligations under the ILFC Facility will be supported by an Eligible Credit Facility satisfactory to MSAF Group provided by an Eligible Provider at ILFC's expense (a "BACK-UP FACILITY").

     MSAF Group may borrow under the ILFC Facility (i) in order to pay interest and Minimum Principal Payment Amounts on the Notes, (ii) upon a downgrade in the short-term unsecured debt rating of the provider of the Back-Up Facility such that it is no longer an Eligible Provider and (iii) upon failure by the provider of the Back-Up Facility to renew the Back-Up Facility (the events described in clause (ii) and (iii), each, a "SUSPENSION EVENT"). If for any reason ILFC fails to make any loan requested when due, MSAF Group may draw on the Back-Up Facility.

     In the event of a loan by ILFC, or a drawing on the Back-Up Facility, in a Suspension Event (a "SUSPENSION DRAWING"), MSAF Group will hold the drawing proceeds in the Collection Account and such proceeds will comprise part of the cash portion of the Liquidity Reserve Amount. In the event of any drawing, the obligation to reimburse the provider of the Back-Up Facility shall be solely ILFC's obligation and the provider of the Back-Up Facility shall have no recourse to MSAF Group for any such amounts that are not reimbursed by ILFC. Immediately following and after giving effect to any Suspension Drawing, ILFC shall set off and apply the security deposits held by it on the date of such Suspension Drawing on MSAF Group's behalf against the principal amount of any ILFC Facility Drawn Amounts then outstanding, which shall be deemed repaid in the amount of such set-off and application. After giving effect to such set-off and application, MSAF Group shall be obliged to repay only up to $10 million of any outstanding ILFC Facility Drawn Amounts unless and until ILFC has procured, at its expense, a replacement Back-Up Facility acceptable to MSAF Group. MSAF Group shall be obliged to pay interest on the proceeds of a Suspension Drawing at 3% per annum, calculated on the basis of a 360-day year consisting of twelve 30-day months and compounded daily.

     MSDW FACILITY

     Under the MSDW Facility, MSDW will make loans to MSAF Group which MSAF Group may use for the same purposes as those for which the Liquidity Reserve Amount may be applied as discussed above under "-- Liquidity Reserve Amount", including to pay interest and Minimum Principal Payment Amounts on the Notes. MSDW's obligation to make such amounts available shall be limited to the "MSDW FACILITY COMMITMENT". The MSDW Facility Commitment, at any time, shall be equal to the sum of (A) $10 million minus (B) all drawings previously made by MSAF Group under the MSDW Facility ("MSDW FACILITY DRAWN AMOUNTS") and not repaid at such time.

     The MSDW Facility is a Secondary Eligible Credit Facility and, accordingly, on the Payment Date following any drawing on the MSDW Facility, MSAF Group will be obligated, to the extent that there are Available Collections remaining after payment of the Minimum Principal Payment Amount on the Class D Notes, to repay MSDW Facility Drawn Amounts to MSDW, together with interest accrued thereon at 3% per annum, calculated on the basis of a 360-day year consisting of twelve 30-day months and compounded daily.

     MSDW's agreement to provide the MSDW Facility will expire on the earlier of
(i) a sale of all the Aircraft and (ii) the repayment or defeasance of all MSAF Group's debt. MSDW has been designated by the Controlling Trustees as an Eligible Provider. MSDW's long-term unsecured debt is currently rated Aa3 by Moody's, A+ by Standard & Poor's and AA- by DCR.

     OTHER FACILITIES

     There are currently no Primary Eligible Credit Facilities in place. MSAF Group may put in place other Eligible Credit Facilities from time to time, each of which shall be designated by the Controlling Trustees as a Primary Eligible Credit Facility or a Secondary Eligible Credit Facility. In addition, MSAF Group may from time to time put in place other credit or liquidity enhancement facilities which are not Eligible Credit Facilities. Amounts drawn under any such other facilities are repayable at the eleventh level in the order of priorities, before the Second Collection Account Top-Up.

INTEREST RATE MANAGEMENT

     The leasing revenues of MSAF Group will be generated primarily from Rental Payments. Rental Payments are currently entirely fixed but may be either fixed or floating with respect to Future Leases. In general, an interest rate exposure arises to the extent that MSAF Group's fixed and floating interest obligations in respect of the Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps and other derivative instruments. The Subclass A-1, A-2 and B-1 Notes bear floating rates of interest and the Subclass C-1 and D-1 Notes bear fixed rates of interest. MSAF Group is a party to eight interest rate swaps with MSCS, a wholly-owned subsidiary of MSDW. In six of these swaps MSAF Group pays a fixed monthly coupon and receives one month LIBOR and in two of these swaps MSAF Group pays one month LIBOR and receives a fixed monthly coupon on the notional balances as set out below:

                                                                               FAIR VALUE
NOTIONAL                                        FIXED MONTHLY  FIXED MONTHLY  AT AUGUST 31,
BALANCE    EFFECTIVE DATE      MATURITY DATE      PAY RATE     RECEIVE RATE       1998
--------  -----------------  -----------------  -------------  -------------  -------------
($000'S)                                              (%)                (%)    ($ 000s)
100,000   November 12, 1997  November 15, 1999     6.0550             --           (791)
300,000   November 12, 1997  November 15, 2000     6.1325             --         (4,594)
200,000   November 12, 1997  November 15, 2002     6.2150             --         (5,195)
200,000   November 12, 1997  November 15, 2004     6.2650             --         (6,650)
150,000   November 12, 1997  November 15, 2007     6.3600             --         (6,558)
 50,000   November 12, 1997  November 15, 2009     6.4250             --         (2,506)
150,000   February 19, 1998  November 15, 2007         --          5.860          1,154
 50,000   February 19, 1998  November 15, 2009         --          5.905            346

     All eight swaps were originally entered into by MSCS with an internal swaps desk as the counterparty on November 12, 1997 and February 19, 1998, respectively. On March 3, 1998, all eight of the above swaps were assigned to MSAF Group by MSCS. Although MSAF Group's floating rate liability at March 3, 1998 was approximately $800 million (after the repayment of principal due to the undelivered aircraft), the net economic effect of assigning all eight swaps to MSAF Group with an aggregate notional amount of $1.2 billion was to fix the interest rate liability at the November 12, 1997 interest rate. MSAF Group required this certainty both in furtherance of its interest rate management policy not to be adversely exposed to material movements in interest rates from November 12, 1997 (shortly after MSAF Group entered into the Asset Purchase Agreement) and, by fixing the principal liabilities relating to the transaction, to facilitate the structuring of the transaction.

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

     The Controlling Trustees are responsible for reviewing and approving the overall interest rate management policies and transaction authority limits. Counterparty risk will be monitored on an ongoing basis. Counterparties will be subject to the prior approval of the Controlling Trustees. MSAF Group's counterparties are currently all affiliates of MSDW. Future counterparties will consist primarily of the affiliates of major United States and European financial institutions (including special-purpose derivative vehicles) which have credit ratings, or which provide collateralization arrangements, consistent with maintaining the ratings of the Notes.

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


Date: January 11, 1999                           MORGAN STANLEY AIRCRAFT FINANCE


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