Form 10-K405
period 1998-11-30
MORGAN STANLEY AIRCRAFT FINANCE
filed 1999-02-26
CIK 1059582

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended November 30, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from           to
                        COMMISSION FILE NUMBER 333-56575
                            ------------------------
                        MORGAN STANLEY AIRCRAFT FINANCE
           (Exact Name of Registrant as specified in trust agreement)
                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

        7359                  MORGAN STANLEY AIRCRAFT FINANCE                     13-3375162
     (SIC Code)                C/O WILMINGTON TRUST COMPANY            (I.R.S. Employer Identification
                                 1100 NORTH MARKET STREET                            No.)
                                    RODNEY SQUARE NORTH
                              WILMINGTON, DELAWARE 19890-1000
                         ATTENTION: CORPORATE TRUST ADMINISTRATION
                                      (302) 651-1000

    (Addresses and telephone numbers, including area codes, of Registrant's principal executive offices)
                            ------------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT


            TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    None                                            None
--------------------------------------------    --------------------------------------------
--------------------------------------------    --------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT
                                      None
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

ISSUER                               CLASS                         OUTSTANDING AT FEBRUARY 1, 1999
                                                                                               ONE
MORGAN STANLEY AIRCRAFT FINANCE      BENEFICIAL INTEREST

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        MORGAN STANLEY AIRCRAFT FINANCE

                            FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I
Item 1.           Business....................................................    2
Item 2.           Properties..................................................   27
Item 3.           Legal Proceedings...........................................   27
Item 4.           Submission of Matters to a Vote of Security-Holders.........   27
PART II
Item 5.           Market for Registrants' Common Equity and Related
                  Stockholder Matters.........................................   28
Item 6.           Selected Consolidated Financial Data........................   28
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................   29
Item 7A.          Quantitative and Qualitative Disclosures About Market
                  Risk........................................................   38
Item 8.           Financial Statements and Supplementary Data.................   39
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................   39
PART III
Item 10.          Directors and Executive Officers of the Registrant..........   40
Item 11.          Executive Compensation......................................   47
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management..................................................   48
Item 13.          Certain Relationships and Related Transactions..............   48
PART IV
Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.........................................................   49
Appendix 1.       Annual Cash Report..........................................  A-1

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Morgan Stanley Aircraft Finance ("MSAF", and together with its subsidiaries, "MSAF GROUP") is a special-purpose statutory business trust formed on October 30, 1997 under the laws of Delaware for an unlimited duration for certain limited purposes. These limited purposes include (1) owning all of the equity interest in MSA I, which owns 31 aircraft and a spare engine and SPC-5 which owns one aircraft (the "AIRCRAFT-OWNING SUBSIDIARIES") and (2) acquiring, financing, re-financing, owning, leasing, re-leasing, selling, maintaining and modifying the aircraft and any additional aircraft MSAF acquires in the future. MSAF Group may also enter into certain hedging contracts as described under "Interest Rate Risk Management", and establish and provide loans or guarantees to, or in respect of, its subsidiaries and any entities that may be established or acquired in the future in connection with acquisitions of additional aircraft.

     On March 3, 1998 MSAF issued $1,050 million of notes due March 15, 2023 (collectively, the "OLD NOTES") in five subclasses -- Subclass A-1, Subclass A-2, Subclass B-1, Subclass C-1 and Subclass D-1. On January 18, 1999, MSAF consummated an exchange offer whereby MSAF issued five subclasses of notes due March 15, 2023 (collectively the "NEW NOTES" and together with the Old Notes, the "NOTES") in exchange for each subclass of the issued and outstanding Old Notes. The terms of the New Notes are identical in all material respects to the Old Notes, except that the New Notes are registered under the Securities Act of 1933, as amended. MSAF issued the Notes pursuant to an indenture between MSAF and Bankers Trust Company, as trustee (the "TRUSTEE"), dated as of March 3, 1998 (the "INDENTURE").

     MSAF's initial portfolio of aircraft assets consists of 32 aircraft and one spare engine purchased from International Lease Finance Corporation ("ILFC") and the related leases. As of February 1, 1999, 31 of the MSAF's aircraft were subject to lease contracts (or in one case, a conditional sale agreement) with 28 lessees based in 18 countries. One aircraft was available for lease.

     All of the beneficial interest in MSAF is currently owned by Morgan Stanley Financing Inc. ("MSF"), a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co. ("MSDW"). MSF may transfer all or a portion of such beneficial interest to related or unrelated third parties in the future.

     Prior to the issuance of the Old Notes, MSAF Group received approximately $920 million in non-interest bearing loans from MSF which were utilized to purchase 31 of MSAF's 32 aircraft. At the time of the issuance of the Old Notes, the loans were automatically converted into a beneficial interest and a beneficial interest distribution of approximately $976 million was paid to MSF. This beneficial interest distribution included repayment of the interest free loans and a distribution of approximately $56 million (comprising $21 million in lease rentals accrued to the date of issuance of the Old Notes with the balance representing finance and other charges paid to MSF).

     In connection with the offering and sale of the Old Notes, MSAF paid approximately $7.1 million in subscription discounts and commissions to subsidiaries of MSDW.

     There are six trustees of MSAF (the "TRUSTEES"). One trustee of MSAF is Wilmington Trust Company, the Delaware trustee (the "DELAWARE TRUSTEE"). Three of the six trustees of MSAF and one alternate trustee (the "CONTROLLING TRUSTEES") are officers of affiliates of MSDW. Two trustees (the "INDEPENDENT TRUSTEES") are independent from MSDW and are only permitted to vote in trustee meetings on certain significant decisions relating to insolvency proceedings. One of the Independent Trustees is a partner of Shearman & Sterling, a law firm that regularly provides legal services to MSDW and its affiliates. The controlling or independent trustees or directors, as applicable, of each Aircraft-Owning Subsidiary are the same persons as the Controlling Trustees and the Independent Trustees, unless otherwise required by any provisions of local law mandating a particular citizenship for trustees or directors. Neither MSAF nor any of the Aircraft-Owning Subsidiaries has any employees or executive officers. Accordingly, the Trustees rely upon various service providers, including affiliates of MSDW, for all asset servicing, executive and administrative functions pursuant to the respective service provider agreements. Transactions or proceedings relating to certain insolvency proceedings of MSAF may only be approved by a unanimous vote of all the Controlling Trustees and Independent Trustees.

     MSAF's registered office is located at 1100 North Market Street, Rodney Square North, Wilmington, Delaware 19890-0001 care of Wilmington Trust Company, attention: Corporate Trust Administration and its telephone number is 1-302-651-1000.

RISK FACTORS

     The risks and uncertainties described below are not the only ones facing MSAF. Additional risks and uncertainties not known to us at present, or that we believe are immaterial today, may also impair our business operations.

     If any of the following risks actually occur, we may not be able to make the required payments on the Notes. In addition, it is possible that the rental payments under the leases may not be adequate to make the required payments on the Notes.

     This information statement also contains forward-looking statements that involve risks and uncertainties. In most cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or similar terminology. Our actual results could differ materially from those anticipated in these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined below.

NO SECURITY INTEREST IN AIRCRAFT

     Neither the Trustee, the security trustee acting on behalf of the holders of the Notes (the "NOTEHOLDERS") and each other secured creditor nor any Noteholder has any security interest, mortgage, charge or other similar interest in any aircraft. If there is an event of default, they will not be able to sell the aircraft to repay the Notes or exercise similar remedies which they would have if they had a security interest in the aircraft. MSAF Group has, however, pledged to the security trustee as security for MSAF's obligations under the Notes, 100% of the beneficial interest in MSA I, 100% of the share capital of SPC-5, all of MSAF's ownership interest in MSAF's other subsidiaries, the respective interests of each MSAF Group member in the leases and in leases within MSAF Group relating to the aircraft, any intercompany loans from MSAF to the aircraft-owning subsidiaries and any cash contained in the accounts.

NO EXECUTIVE MANAGEMENT -- RELIANCE ON THIRD PARTIES TO MANAGE OUR BUSINESS

     We have no executive management resources of our own. We therefore rely on several service providers for the leasing and re-leasing of the aircraft and all other executive and administrative responsibilities. If these service providers do not perform their contractual obligations to us, our operations may suffer and we may not be able to repay the Notes. We can give no assurance that we will continue our arrangements with these service providers or that the service providers will continue their relationship with us until the Notes are paid in full. If a service provider resigns or we terminate its appointment, we may be unable to find suitable replacement service providers that we can engage on suitable terms. Additionally, our appointment of replacement service providers may cause a lowering or withdrawal of the ratings on the Notes. You should refer to "Management of MSAF Group -- The Servicer"; and "Management of MSAF Group -- Corporate Management" for detailed information on the responsibilities delegated to service providers.

CONFLICTS OF INTEREST OF ILFC

     ILFC acts as servicer with respect to MSAF's aircraft and as such performs certain services including marketing our current portfolio of aircraft for lease or sale and monitoring lessee compliance with lease terms. ILFC, however, manages a large aircraft portfolio for itself and others and for that reason, it may face conflicts of interest in managing and marketing our aircraft for re-lease or sale. The aircraft it manages for others may compete with our aircraft when they are being marketed for re-lease or sale. ILFC also arranges aircraft financings and lease transactions and advises many airlines (including some lessees and potential lessees). If ILFC cannot resolve a conflict of interest, the conflict could have an adverse effect on our ability to manage, re-lease or sell the aircraft. In that case, we may be unable to make the required payments on the Notes.

     For a description of ILFC's aircraft management and advisory business, you should refer to "Management of MSAF Group -- The Servicer."

LIMITATION ON ILFC'S LIABILITY

     Our servicing agreement with ILFC contains limitations on its liability for losses caused by its services. There is a risk that we may be unable to recover from ILFC the amount of any losses they cause in performing the services. Additionally, ILFC will not be liable to you for any losses caused by its services.

     We describe the liability and other provisions of the servicing agreement under "Management of MSAF Group -- The Servicer."

CYCLICALITY OF SUPPLY OF AND DEMAND FOR AIRCRAFT AND DEPRESSION OF AIRCRAFT
VALUES

     The market for commercial jet aircraft is very cyclical and can produce sharp increases and decreases in aircraft values and lease rates. The aircraft leasing market may have recently peaked and may be declining in the near future. Decreases in aircraft values or lease rates may cause a decrease in our cash flows. Depending on market conditions, we may be unable to sell or re-lease aircraft on terms that allow us to make payments on the Notes.

     Aircraft values and lease rates depend on various factors that are outside our control. Such factors include, but are not limited to:

     -  general economic conditions affecting lessee operations;

     -  used aircraft supply;

     -  interest rates and credit availability;

     -  fuel and other operating costs;

     -  manufacturer production levels and prices for new aircraft;

     -  passenger demand;

     -  retirement and obsolescence of aircraft models;

     -  manufacturers merging or leaving the aircraft industry;

     -  re-introduction into service of aircraft previously in storage;

     -  governmental regulations; and

     -  lack of capacity in the air traffic control system.

     In addition to values for aircraft generally, the value of specific aircraft may increase or decrease sharply depending on factors that are not within our control. Such factors include, but are not limited to:

     -  manufacturers merging or leaving the aircraft industry;

     -  maintenance and operating history of the aircraft;

     -  number of operators using a type of aircraft;

     - legal or regulatory requirements that prevent an aircraft from being re-leased or sold in the condition that it is in; and

     -  the discovery of manufacturing defects in an aircraft model.

     There currently exists an oversupply of certain types of used Stage 3 aircraft, especially certain older widebody aircraft. There is one A300-600R, one B747-300B and three A310-300 aircraft in our portfolio representing approximately 4.93%, 6.09% and 7.85% respectively of the aircraft in our portfolio by appraised value as of September 30, 1998.

     The value of specific aircraft may also depend on the condition of the manufacturer. For example, since Fokker N.V. ceased operations in 1996, there have been significant reductions in values and lease rates for Fokker aircraft. We expect these reductions will continue. We have three Fokker 70s (4.71% of the portfolio by appraised value at September 30, 1998.) Likewise, because of its merger with McDonnell Douglas Corporation, Boeing has announced that it will discontinue production of various McDonnell Douglas aircraft types, including the MD-83 and MD-82. This development has decreased and is likely to continue to decrease values and rental rates for these aircraft. We have two MD-83s and one MD-82 (5.64% of the portfolio by appraised value at September 30, 1998).

     Current competition between Boeing and Airbus is also a threat to aircraft values. Because Airbus and Boeing have decreased new aircraft prices when adjusted for inflation, orders for their aircraft have recently increased. Boeing and Airbus have announced production increases to 900 newly delivered aircraft in 1999. This amount is above the long-term requirement implied by industry forecasts, including forecasts published by Boeing and Airbus. If most of these aircraft are delivered, the increased supply of new aircraft may depress used aircraft values and lease rates (especially in regions like Asia where there is already oversupply of aircraft). This development could cause a decrease in our cash flows and adversely affect our ability to make payments on the Notes.

ACTUAL MARKET VALUE MAY BE LESS THAN APPRAISED VALUE

     Appraised values for aircraft (also known as base values) do not necessarily reflect the market value we could obtain for aircraft at a specific time. Appraised values are based on the assumption that there is an "open, unrestricted stable market environment with a reasonable balance of supply and demand". As we describe above, the aircraft market is not always stable and there may be supply and demand imbalances at any one time, especially for specific aircraft types. At the high point in a cycle, the current market value of some aircraft may be close to their appraised value while the current market value of others (such as Fokker and older Airbus aircraft) may be significantly less than appraised values. At a low point in the industry cycle, the current market value of most aircraft types is likely to be less (and in many cases, much less) than appraised base values. For these reasons, you should not rely only on appraised values as an indication of the market value we could obtain for the aircraft.

FUTURE DECLINES IN APPRAISED VALUES MAY CAUSE SUSPENSION OF PRINCIPAL PAYMENTS ON CLASS B, CLASS C AND CLASS D NOTES

     Because of the market factors described above, aircraft appraisers have recently reduced appraised values for aircraft, especially Fokker aircraft and older widebody aircraft. If future appraised values for the aircraft decline at a greater rate than we have assumed for purposes of the principal payment provisions of the Notes, the terms of the Notes require us to accelerate the scheduled principal payments on the class A Notes. In that case, principal payments on the class B, class C and class D Notes may be suspended because of the increased principal amounts we must pay on the class A Notes.

TECHNOLOGICAL RISKS

     The availability of newer, more technologically advanced aircraft or the introduction of increasingly stringent noise or emissions regulations may make it more difficult for us to re-lease or sell aircraft. This risk is particularly significant for us given our need to repay principal and interest on the Notes over a relatively long period. This will require that many of the aircraft are leased or sold close to the end of their useful economic life. We expect that the extent to which we are able to manage these technological risks through modifications to aircraft and sale of aircraft will be limited.

YEAR 2000 COMPLIANCE RISK

     We may suffer a material and adverse impact on our business and results of operations if information technology relied upon by our service providers, lessees and others with which we conduct business are not year 2000 compliant. Many existing computer systems use only two digits to identify a year in the date field. These systems were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results around the year 2000. Aircraft systems (such as on-board aircraft management and navigation systems) and air traffic control systems depend heavily on microprocessors and software technology. If any of these systems malfunction because operators (including lessees) or air traffic control authorities do not make them year 2000 compliant, our lessees may be unable to operate their aircraft and generate the revenues necessary to make lease payments to us. MSAF is currently not able to make any estimate of the amount, if any, it may be required to spend to remediate year 2000 problems associated with the aircraft. Such expenditures could, however, have a material adverse impact on the ability of MSAF to make payments on the Notes.

     Since all of our operational functions have been delegated to outside service providers, we have no information systems of our own but instead rely on the systems of our service providers, principally ILFC. The discussion of ILFC's year 2000 issues in this Report on Form 10-K is based solely on information provided to us by ILFC.

     The administrative agent, cash manager and financial advisor each are reviewing their year 2000 exposure and identifying the steps that will need to be taken to ensure that their systems are year 2000 compliant. If the administrative agent's, cash manager's or financial advisor's systems are not fully year 2000 compliant, we do not expect the consequences of such noncompliance to have a material adverse effect on our business.

     ILFC has assessed its computer and information systems to determine the extent of its exposure to year 2000 risks. ILFC believes that all of its critical computer and information systems were year 2000 compliant as of September 30, 1998. ILFC is also conducting a survey of the critical third parties with which it conducts business on our behalf to determine the extent of their exposure to year 2000 risks and the status of their year 2000 compliance efforts. Significant uncertainties remain regarding the status of year 2000 compliance efforts of critical third parties and the risks to MSAF of noncompliance by such third parties.

     Noncompliance by a lessee could result in lost revenue for the lessee and an inability to make lease payments to MSAF. Noncompliance by the lessee's financial institutions could also adversely affect the ability to process lease payments.

     Our worst case scenario would be that a large number of lessees are unable to operate their aircraft and generate revenues and as a result are unable to make lease payments to MSAF. We are unable to determine at this time the likelihood or magnitude of any resulting lost revenue or whether the consequences of year 2000 failures will have a material impact on our business or financial position.

     If a noncompliant lessee cannot operate its aircraft and cannot make contractual lease payments, our contingency plans may include for ILFC to repossess aircraft from lessees in default and ILFC would then attempt to re-lease the aircraft to a year 2000 compliant lessee. We cannot assure that ILFC would be able to repossess any such aircraft or re-lease such aircraft at favorable terms or at all or that there may not be a significant delay in re-leasing. If a significant number of aircraft could not be re-leased at favorable terms or at all, it may have a material adverse effect on our business.

     Any losses that we may incur because of year 2000 problems may not be covered under existing insurance, because some insurers have taken the position that year 2000 losses may be denied under existing policies. In addition, insurers in the London market have recently adopted recommendations to exclude year 2000 losses from future aviation policies, unless a specific endorsement is purchased.

     You should refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Resources and Liquidity -- Year 2000 Readiness Disclosure" for a detailed discussion of the year 2000 compliance issues that we face.

OPERATIONAL RESTRICTIONS MAY HARM OUR ABILITY TO COMPETE

     The Indenture and our governing corporate documents impose restrictions on how we operate our business. These restrictions limit our ability to compete effectively in the aircraft leasing market. For example, we cannot grant privileged rental rates to airlines in return for equity investments in such airlines. There are also restrictions on persons to whom we may lease aircraft to and limits on leasing to lessees in specific geographical regions. Most competing aircraft lessors do not operate under similar restrictions.

LESSEE PURCHASE OPTIONS MAY BE EXERCISED AT PRICES BELOW ASSUMED TARGET PRICE FOR SUCH AIRCRAFT

     As of February 1, 1999, six lessees had outstanding options to purchase a total of eight aircraft (representing 27.79% of the portfolio by appraised value at September 30, 1998). There is a risk that lessees could exercise these options in the future at a time when the exercise prices are below the pro rata portion of the unpaid Note principal represented by the aircraft being purchased. If that happens, it may reduce the amount, or delay the timing, of principal payments on the Notes.

RISKS RELATING TO AIRCRAFT LIENS

     Liens may attach to the aircraft in the course of their operation. These liens may impair our ability to repossess, re-lease or sell the aircraft. Liens which secure the payment of airport taxes, customs duties, air navigation charges (including charges imposed by Eurocontrol), landing charges, crew wages, repairer's charges or salvage attach to the aircraft in the normal course of operation. The amounts which the liens secure may be substantial and may exceed the value of the aircraft against which the lien is asserted. In some jurisdictions, a holder of aircraft liens may have the right to detain, sell or cause the forfeiture of the aircraft. The lessees may not comply with their obligations under the leases to discharge liens arising during the terms of the leases.

FAILURE TO MAINTAIN REGISTRATION OF AIRCRAFT

     All of the aircraft which are or will be operated must be registered with an appropriate aviation authority. If an aircraft is operated without a valid registration, the lessee operator or, in some cases, the owner or lessor, may be subject to penalties which may result in a lien being placed on the aircraft. Loss of registration could have other adverse effects, including grounding of the aircraft and loss of insurance, which may have an adverse effect on our ability to make payments on the Notes.

INCREASED REGULATION OF AIRCRAFT

     The aircraft industry is heavily regulated and aviation authorities may adopt additional regulations in jurisdictions where our aircraft are registered or operated. Any additional regulations (especially relating to aircraft noise and emissions) may cause us to incur significant costs, depress the value of the aircraft and impair our ability to re-lease the aircraft.

LEASING RISKS

     WE MAY NOT BE ABLE TO RE-LEASE AIRCRAFT QUICKLY OR ON FAVORABLE TERMS

     We may not be able to re-lease the aircraft upon expiration of the leases without incurring significant downtime. If we cannot re-lease the aircraft we may not have enough cash to make payments on the Notes. Even if we can re-lease the aircraft we may be unable to receive favorable rental rates, especially if there is reduced demand for aircraft on operating lease. Our ability to re-lease aircraft and obtain acceptable lease payments and terms may suffer because of:

     -  economic conditions affecting the airline industry,

     -  the supply of competing aircraft and demand for particular types,

     -  lessor competition, and

     -  restrictions on our re-leasing flexibility under the Indenture.

     The leases for eight of the aircraft, representing approximately 23.6% of the portfolio by appraised value at September 30, 1998, are scheduled to expire before December 31, 2000. The leases for 16 of the aircraft and the spare engine, representing approximately 45.0% of the portfolio by appraised value at September 30, 1998, are scheduled to expire before December 31, 2002. One of the aircraft is not presently leased, although a letter of intent was signed in February 1999.

     LESSEES MAY NOT PERFORM REQUIRED MAINTENANCE

     The standards of maintenance observed by our lessees and the condition of the aircraft at the time of sale or lease may affect future values and rental rates from our aircraft. Under the leases, the lessee has the main responsibility to maintain the aircraft and to comply with all applicable governmental requirements. Some lessees may experience periodic difficulties in meeting their maintenance obligations resulting from adverse environmental conditions or financial and labor difficulties. If a lessee fails to perform required or recommended maintenance on an aircraft during the term of such lease, the aircraft may be grounded and we may incur substantial costs to restore the aircraft to an acceptable maintenance condition before sale or re-lease. If our lessees do not perform their obligation to maintain the aircraft, we may have to fund maintenance work on the aircraft. Because our maintenance costs are expenses that rank senior to payments on the Notes, we may be unable to make payments on the Notes if our maintenance costs were to become sufficiently large. In some cases, we may have an obligation to reimburse the lessee or pay some or all of the cost of aircraft maintenance. Our cash resources may not be sufficient both to fund maintenance requirements and make payments on the Notes, especially as the aircraft age.

     AIRCRAFT INSURANCE MAY NOT BE ADEQUATE

     Our lessees have an obligation under the leases to maintain property and liability insurance covering their operation of the aircraft. We can give no assurance that this insurance will be adequate to cover any losses or liabilities that we may incur in our business. For example, the loss or liability from an aviation accident or other catastrophic event may exceed the coverage limits in the policy. Other losses may not be covered by the insurance. There is also a risk that our lessees will not perform their insurance obligations to us, which may mean that insurance will not be available to us. In either case, we may be unable to make payments on the Notes if insurance proceeds do not cover losses or liabilities we may incur.

     WE MAY BE UNABLE TO OBTAIN REQUIRED LICENSES AND APPROVALS

     If we cannot obtain required government licenses and approvals, we may be unable to re-lease or sell aircraft. In that case, our cash flows may be insufficient to make payments on the Notes. Several leases require specific licenses, consents or approvals. These include consents from governmental or regulatory authorities to certain lease payments and to the import, re-export or de-registration of the aircraft. There is a significant risk that subsequent legal and administrative changes will increase such requirements or that a consent, once given, will be withdrawn. We may not receive consents needed in connection with future re-leasing or sale of an aircraft.

     RISK OF LESSEES IN WEAK FINANCIAL CONDITION

     There is a significant risk that the lessees may default on their obligations under the leases. If lessees do not make rent and maintenance payments or are significantly in arrears, we will be unable to make payments on the Notes. The ability of each lessee to perform its obligations under its lease will depend primarily on its financial condition. A lessee's financial condition may be affected by various factors beyond their control, including competition, fare levels, passenger demand, operating costs, the cost and availability of finance, economic conditions in the countries where the lessees operate and environmental and other governmental regulation of the air transportation business. Many of our lessees are in a weak financial position. You should expect this to be the case with future lessees. As a result, a large proportion of lessees may consistently be significantly in arrears in their rental payments or maintenance payments.

     As of February 1, 1999, two lessees were in arrears. The aircraft on lease to the two lessees in arrears represent approximately 7.3% of the appraised value of the portfolio at September 30, 1998. The amounts outstanding and overdue in respect of rental payments, maintenance reserves, and other miscellaneous amounts due (net of default interest and certain cash in transit) with respect to these two lessees amounted to approximately $3.4 million. The weighted average number of days past due of such arrears was 70 days.

     The current level of defaults and lessee arrears should not be seen as representative of future defaults and arrears as economic conditions deteriorate. Defaults and amounts in arrears may increase as the market for aircraft on operating lease experiences further cyclical downturns, particularly in regions such as Asia, Russia and Latin America which are experiencing acute economic difficulties.

     RISK OF REGIONAL ECONOMIC DOWNTURNS AFFECTING LESSEES' FINANCIAL CONDITION

     There is a significant risk that the economic conditions in the regions where our lessees operate will affect their ability to meet their lease obligations. Below is a discussion of the regional concentrations of our lessees and the economic characteristics of the various regions that may impact the lessees' financial condition.

European Concentration

     At February 1, 1999, the lessees of 51.03% of the aircraft by appraised value at September 30, 1998 were operators based in Europe with 41.99% based in "developed" European markets and 9.04% based in "emerging" European and Middle East markets (using Capital International Perspective S.A. ("MSCI") designations).

     The commercial aviation industry in Europe is very sensitive to general economic conditions. Since air travel is largely discretionary, the industry tends to suffer severe financial difficulties during slow economic periods. As a result, the financial prospects for European lessees will depend on the level of economic activity in Europe and in the specific countries where they operate. A recession or other worsening of economic conditions in any European country may adversely affect the European lessees' ability to meet their financial and other obligations. Competitive pressures from continuing deregulation of the airline industry by the EU may also adversely affect European lessees' operations and their ability to meet their obligations under the leases.

Latin American Concentration

     At February 1, 1999, five lessees with respect to 17.42% of the aircraft by appraised value at September 30, 1998 were based in Latin America.

     The financial prospects for lessees in Latin America will depend on the level of political stability and economic activity and policies in the region.

     Developments in other "emerging markets" may also affect the economies of Latin American countries and the entire region.

     Brazil has experienced significant downturns in its economy and financial markets, with large decreases in financial asset prices and, since it devalued its currency on January 13, 1999, dramatic decreases in the value of its currency. As of February 1, 1999 three lessees representing 11.10% of the aircraft by appraised value at September 30, 1998 operate in Brazil.

     One of our Brazilian lessees (whose aircraft represents 6.09% of the aircraft by appraised value at September 30, 1998) has recently requested a short-term stay in lease payments during the current period of exchange rate volatility. ILFC recently agreed to restructure the rental arrearages of another Brazilian lessee (whose aircraft represents 2.93% of the aircraft by appraised value at September 30, 1998), and this lessee continues to be in arrears on the restructured payments as well as subsequent lease payments. Continued weakness in the value of the Brazilian real, as well as general deterioration in the Brazilian economy, will mean that lessees may be unable to generate sufficient revenues in Brazilian currency to pay the U.S. dollar-denominated rental payments under the lease. More importantly, financial and economic problems in Brazil could spread throughout Latin America and other "emerging" economies, having a similar effect on many of our other lessees.

Asia Pacific Concentration

     At February 1, 1999, the lessees of 12.98% of the aircraft by appraised value at September 30, 1998 were based in the Asia Pacific region, including South Korea, China and Taiwan, all of which are in "emerging" markets (using MSCI designations).

     Trading conditions in Asia's civil aviation industry have been adversely affected by the severe economic and financial difficulties experienced recently in the region. The economies of the region have experienced acute difficulties resulting in many business failures, significant depreciation of local currencies against the U.S. dollar, downgrading of sovereign and corporate credit ratings and internationally organized financial stability measures. Several airlines in the region, including one lessee, recently announced their intention to reschedule their aircraft purchase obligations, eliminate certain routes and reduce employees. This downturn in the region's economies may undermine business confidence, reduce demand for air travel and adversely affect the Asian lessees' operations and their ability to meet their obligations.

North American Concentration

     At February 1, 1999, the lessees with respect to 6.50% of the aircraft by appraised value at September 30, 1998 were based in North America. As in Europe, the commercial aviation industry in North America is highly sensitive to general economic conditions. Over the last several years, a large number of North American passenger airlines have filed Chapter 11 bankruptcy proceedings and several major U.S. airlines have ceased operations altogether, including a recent former lessee of MSAF Group. While airline profitability in the region has improved, increasing competition from low-cost, low-fare air carriers, in conjunction with an inability to reduce labor and other costs to sustainable levels, continues to put pressure on North American airline profit margins and, in some cases, financial viability.

LEASE TERMINATION AND AIRCRAFT REPOSSESSION

     If a lessee defaults, we have the right to terminate the lease and repossess the aircraft under the terms of each lease. However, it may be difficult, expensive and time-consuming to enforce our rights if the lessee contests such termination or is bankrupt or under court protection. We may incur significant costs in trying to repossess an aircraft and in performing maintenance work necessary to make the aircraft available for re-lease or sale. Further, our efforts to repossess an aircraft may be limited by the laws of the local jurisdiction which may delay or prevent us from repossessing an aircraft following a lessee's default.

RISKS RELATING TO PAYMENTS ON THE NOTES

     ACTUAL EXPERIENCE MAY NOT MATCH OUR ASSUMPTIONS

     We have determined the expected final payment dates for the Notes based on assumptions about our future cash flows and interest and operating costs and possible future economic conditions. The purpose of these assumptions is to illustrate the payment provisions of the Notes. Many of these assumptions relate to future political, economic and market conditions (for example, interest rates) that are outside our control and are difficult or impossible to predict. Other assumptions relate to future events (for example, insurance recoveries and maintenance payments) that depend on the actions of lessees or others with whom we conduct business. For this reason, it is highly unlikely that our experience in the future will be consistent with these assumptions. As a result, we are highly likely to be unable to make payments on the Notes at the times and in the amounts that the assumptions indicate.

     SUBORDINATION PROVISIONS

     Expenses and certain other payments are senior in priority of payment to the Notes and are paid out before any payments are made on the Notes. Under certain circumstances, the rights of the Noteholders, as holders of each subclass of Notes, to receive payments of principal in respect of such subclass of Notes and to exercise remedies upon default will be subordinated to the rights of the Noteholders with respect to the most senior subclass of Notes then outstanding. If an event of default with respect to any subclass of Notes occurs under the Indenture, the security trustee has the exclusive right to exercise and enforce any and all remedies with respect to the collateral held by MSAF Group. Therefore, if an event of default occurs, the holders of each subclass of Notes will not be permitted to enforce certain rights until all amounts owing under any more senior Notes outstanding and certain other amounts have been paid in full.

CAPITAL MARKETS RISKS

     WE MAY BE UNABLE TO REFINANCE THE SUBCLASS A-1 NOTES

     The subclass A-1 Notes may reach their expected final payment date in March 2000 before we have received sufficient cash flows to repay them. In that case, we plan to refinance the subclass A-1 Notes by issuing refinancing notes. The refinancing notes will rank equally with the other class A Notes but the interest rate, principal payment provisions and other terms will be different. Our ability to refinance the subclass A-1 Notes will depend on many factors outside our control. These factors include general conditions in the capital markets and the markets' perception of the commercial aviation industry, the aircraft leasing business generally or our own performance. If we cannot refinance the subclass A-1 Notes on acceptable terms, we may not be able to repay the subclass A-1 Notes by their expected final payment date. This may also delay repayment of principal on the class B, class C and class D Notes and may result in lower market prices for the Notes.

BANKRUPTCY RISKS

     We have taken steps to structure MSAF to ensure that our assets are not consolidated with MSDW's or any of its affiliates' assets or otherwise become available to MSDW's or any of its affiliates' creditors in any bankruptcy or insolvency proceeding involving MSDW.

     If MSDW or any of its affiliates becomes bankrupt or insolvent, there is a legal risk that a court or other authority could decide that these steps were not effective to insulate our assets from MSDW's assets. As a result, the aircraft and our other assets could become available to repay both MSDW's creditors and our creditors, including you. We could also lose all of our rights in the aircraft and our other assets. In either case, it may be impossible to repay amounts outstanding under the Notes.

TAX RISKS

     Neither the Trustee nor MSAF will make any additional payments to Noteholders in respect of any withholding or deduction required to be made by applicable law with respect to payments made on the Notes. In the event that MSAF is or will be required to make a withholding or deduction, it will use reasonable efforts to avoid the application of such withholding taxes and may in certain circumstances redeem the Notes in the event such withholding taxes cannot be avoided. In the event any withholding taxes are imposed with respect to the Notes and MSAF does not redeem the Notes, the net amount of interest received by Noteholders will be reduced by the amount of the withholding or deduction.

     MSAF believes that it will not become subject to any material taxes in any of the jurisdictions in which any of the lessees are organized or operate under the present tax laws of such jurisdictions. However, there can be no assurance that other leases to which MSAF Group may become a party as a result of the re-leasing of the aircraft or acquisition of additional aircraft will not result in the imposition of withholding or other taxes.

THE AIRCRAFT AND LEASES

     Substantially all of the assets of MSAF consist of 100% of the beneficial interest in MSA I, 100% of the issued and outstanding capital stock of SPC-5 and certain leasing subsidiaries and certain loans made to MSA I and SPC-5. MSAF indirectly owns (i) the aircraft, (ii) the rights under the related leases, and
(iii) cash and cash equivalents on deposit.

APPRAISERS' REPORTS

     As of September 30, 1998, our aircraft had an appraised value of $1,029.4 million. The appraised value is equal to the average of the opinions of three appraisers, Aircraft Information Services, Inc., BK Associates, Inc. and Airclaims Limited (the "APPRAISERS") as to the value of each of our aircraft as of September 30, 1998 without taking into account the value of related leases, maintenance reserves or security deposits.

     The Appraisers have provided appraisals of the value of each of our aircraft at normal utilization rates in an open, unrestricted and stable market as of September 30, 1998, adjusted to account for the reported maintenance standard of the aircraft. The appraisals were not based on a physical inspection of the aircraft. The appraisals explain the methodology used to determine the values for the aircraft. See "Risk Factors -- Actual Market Value May Be Less Than Appraised Value." Based on the appraisals, the aggregate values calculated by each of the three Appraisers for the aircraft are $1,053.8 million in the case of BK Associates, Inc., $1,079.12 million in the case of Aircraft Information Services, Inc. and $955.34 million in the case of Airclaims Limited. The appraised values as of September 30, 1998 for the aircraft by type and class are set out below. These appraised values should not be relied upon as a measure of the market or realizable value of any aircraft. See "Risk Factors -- Cyclicality of Supply of and Demand for Aircraft and Depression of Aircraft Values" and "-- Actual Market Value May Be Less Than Appraised Value."

PORTFOLIO INFORMATION

     THE AIRCRAFT

     All of the aircraft hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage 3 noise levels set out in
Section 36.5 of Appendix C of Part 36 of the United States Federal Aviation Regulations ("STAGE 3 AIRCRAFT").

     The following table sets forth the exposure as of February 1, 1999 of our aircraft by type of aircraft calculated by reference to the number of aircraft and their appraised value as of September 30, 1998.

                                                                                          % OF CURRENT
                                                                                          PORTFOLIO BY
                                                                                        APPRAISED VALUE
                                                                                             AS OF
                                                    NUMBER OF                ENGINE      SEPTEMBER 30,
MANUFACTURER                     TYPE OF AIRCRAFT   AIRCRAFT     BODY TYPE   STAGE            1998
------------                     ----------------  -----------   ----------  ------   --------------------
Boeing (62.94%)................  767-200ER              1        Widebody     3                3.53%
                                 767-300ER(1)           3        Widebody     3               18.73
                                 757-200ER              3        Narrowbody   3               10.84
                                 747-300B               1        Widebody     3                6.09
                                 737-300                6        Narrowbody   3               14.17
                                 737-400                3        Narrowbody   3                7.55
                                 737-500                1        Narrowbody   3                2.03
Airbus (26.17%)................  A321-100               1        Narrowbody   3                4.33
                                 A320-200               3        Narrowbody   3                9.06
                                 A310-300               3        Widebody     3                7.85
                                 A300-600R              1        Widebody     3                4.93
McDonnell Douglas
  Corporation (5.64%)..........  MD82                   1        Narrowbody   3                1.77
                                 MD83                   2        Narrowbody   3                3.87
Fokker N.V.(4.71%).............  F70                    3        Narrowbody   3                4.71
General Electric
  Company (0.54%)..............  CF6-80C2B6F         engine          --       3                 .54
                                                   -----------                               ------
  Total........................                    32 + engine                               100.00%
                                                   ===========                               ======

---------------

(1) One of these aircraft is not currently capable of extended range missions but ILFC has agreed to pay for the cost of an extended range modification to such aircraft upon MSAF's request at any time following the termination or expiration of the lease for such aircraft. The appraisals of such aircraft assume that such extended range modification has been carried out.

     The following table sets forth the exposure as of February 1, 1999 of our aircraft to the lessees calculated by reference to the appraised value as of September 30, 1998 of the aircraft.

                                                                                % OF CURRENT
                                                                                PORTFOLIO BY
                                                                               APPRAISED VALUE
                                                                                    AS OF
                                                                 NUMBER OF      SEPTEMBER 30,
LESSEE(1)                                                        AIRCRAFT           1998
---------                                                       -----------    ---------------
Air Pacific Limited ("AIR PACIFIC").........................         1               6.69%
Unijet Leisure Limited ("UNIJET")(2)........................         1               6.58
"VARIG", S.A. (Viacao Aerea Rio-Grandense) ("VARIG")........         1               6.09
TransAer International Airlines Limited ("TRANSAER")........         1               3.06
Asiana Airlines, Inc. ("ASIANA")............................         1               5.45
Malev Hungarian Airlines, PLC ("MALEV").....................         3               4.71
China Airlines, Ltd. ("CHINA AIRLINES").....................         1               4.93
Flightlease AG ("FLIGHTLEASE")(3)...........................         2               4.91
Alaska Airlines, Inc. ("ALASKA AIRLINES")...................         1               2.74
Onur Air Tasimacilik A.S. ("ONUR AIR")......................         1               4.33
Aerovias de Mexico, S.A. de C.V. ("AERO MEXICO")............         1               4.15
Britannia Airways Limited ("BRITANNIA")(4)..................         1               3.53
Flying Colours Airlines Limited ("FLYING COLOURS")..........         1               3.39
Passaredo, Transportes Aeros ("PASSAREDO")(5)...............         1               2.93
Monarch Airlines Limited ("MONARCH")........................         1               2.96
Transavia Airlines C.V. ("TRANSAVIA").......................         1               2.90
China Hainan Airlines ("CHINA HAINAN")......................         1               2.60
Transportes Aereos Portugueses, S.A. ("TAP")................         1               2.43
Flugleidir H.F. ("ICELANDAIR")(6)...........................         1               2.08
Societe D'Exploitation Aeropostale S.A. ("AEROPOSTALE").....         1               2.08
Trans World Airlines, Inc. ("TWA")..........................         2               3.76
Air Liberte, S.A. ("AIR LIBERTE")...........................         1               1.89
Caledonian Airways Limited ("CALEDONIAN")(2)................         1               3.04
Olympic Airways ("OLYMPIC").................................         1               2.64
Transportes Aereos Ejecutivos S.A. de C.V. ("TAESA")........         1               2.17
Viasao Aerea Sao Paulo S.A., Brazilian Airlines ("VASP")....         1               2.08
Braathens Sverige AB ("TRANSWEDE")..........................         1               2.03
Koninklijke Luchtvaart Maatschappij N.V. ("KLM")............      engine             0.55
Aircraft available for lease(7).............................         1               3.30
                                                                -----------        ------
  Total.....................................................    32 + engine        100.00%
                                                                ===========        ======

---------------

(1) Total number of lessees = 28.

(2) Unijet recently acquired AIR 2000 which is owned by Thomas Cook. Thomas Cook and Carlson Group (which owns Caledonian) are in the process of merging their businesses which means that Unijet and Caledonian will be owned by the same company.

(3) As part of the restructuring in 1997 of its business by SAir Group Ltd. (formerly Swiss Air, Swiss Air Transport Company Ltd.) ("SWISS AIR"), the leasehold interest in all of the aircraft previously leased by Swiss Air has been transferred to its wholly owned subsidiary Flightlease. The applicable aircraft will continue to be operated by an airline affiliate of Swiss Air.

(4) The aircraft leased to Britannia is subleased to Ansett Australia Limited ("ANSETT").

(5) Passaredo leases the applicable aircraft from Navasota, which is party to a conditional sale agreement with MSAF Group (the "CONDITIONAL SALE AGREEMENT"). See "-- The Leases -- Conditional Sale Agreement."

(6) The aircraft leased to Icelandair is subleased to Falcon Air AB ("FALCON").

(7) A letter of intent with a new lessee based in the United States was signed in February 1999.

     The following table sets forth the exposure as of February 1, 1999 of our aircraft to countries in which the lessees are domiciled calculated by reference to the appraised value as of September 30, 1998 of the aircraft.

                                                                                % OF CURRENT
                                                                                PORTFOLIO BY
                                                                               APPRAISED VALUE
                                                                                    AS OF
                                                                 NUMBER OF      SEPTEMBER 30,
COUNTRY(1)                                                       AIRCRAFT           1998
----------                                                      -----------    ---------------
United Kingdom..............................................         5              19.51%
Brazil......................................................         3              11.10
Fiji........................................................         1               6.69
United States...............................................         3               6.50
Mexico......................................................         2               6.32
South Korea.................................................         1               5.45
Taiwan......................................................         1               4.93
Switzerland.................................................         2               4.91
Hungary.....................................................         3               4.71
Turkey......................................................         1               4.33
France......................................................         2               3.97
The Netherlands.............................................    1 + engine           3.44
Ireland.....................................................         1               3.06
Greece......................................................         1               2.64
China.......................................................         1               2.60
Portugal....................................................         1               2.43
Iceland.....................................................         1               2.08
Sweden......................................................         1               2.03
Aircraft available for lease................................         1               3.30
                                                                -----------        ------
  Total.....................................................    32 + engine        100.00%
                                                                ===========        ======

---------------

(1) Total number of countries = 18.

     The following table sets forth the exposure as of February 1, 1999 of our aircraft by regions in which the lessees are domiciled calculated by reference to number of aircraft and their appraised value as of September 30, 1998.

                                                                                % OF CURRENT
                                                                                PORTFOLIO BY
                                                                               APPRAISED VALUE
                                                                                    AS OF
                                                                 NUMBER OF      SEPTEMBER 30,
REGION(1)                                                        AIRCRAFT           1998
---------                                                       -----------    ---------------
Developed Markets
  Europe....................................................    14 + engine         41.99%
  North America.............................................         3               6.50
Emerging Markets
  Europe and Middle East....................................         4               9.04
  Latin America.............................................         5              17.42
  Asia......................................................         3              12.98
Other.......................................................         2               8.77
Aircraft available for lease................................         1               3.30
                                                                -----------        ------
  Total.....................................................    32 + engine        100.00%
                                                                ===========        ======

---------------

(1) Regions are defined according to MSCI designations.

     The following table sets forth the exposure as of February 1, 1999 of our aircraft by year of aircraft manufacture calculated by reference to the appraised value as of September 30, 1998 of the aircraft. The weighted average age of the fleet as of November 30, 1998 is approximately 7.5 years.

                                                                                  % OF CURRENT
                                                                                  PORTFOLIO BY
                                                                                APPRAISED VALUE
                                                               NUMBER OF      AS OF SEPTEMBER 30,
YEAR OF MANUFACTURE                                            AIRCRAFT               1998
-------------------                                           -----------    ----------------------
1985......................................................         2                   4.91%
1986......................................................         1                   2.93
1987......................................................         3                   7.70
1988......................................................         5                  15.52
1989......................................................         3                   7.15
1990......................................................         2                  10.38
1992......................................................         3                   8.03
1993......................................................         6                  20.05
1994......................................................         2                  10.84
1995......................................................    2 + engine               4.96
1996......................................................         3                   7.53
                                                              -----------            ------
  Total...................................................    32 + engine            100.00%
                                                              ===========            ======

     The following table sets forth the exposure as of February 1, 1999 of our aircraft by seat category calculated by reference to the appraised value as of September 30, 1998 of our aircraft, excluding the spare engine and one aircraft which is a freighter aircraft.

                                                                                        % OF CURRENT
                                                                                        PORTFOLIO BY
                                                                                      APPRAISED VALUE
                                                                      NUMBER OF     AS OF SEPTEMBER 30,
    SEAT CATEGORY         AIRCRAFT TYPES                              AIRCRAFT              1998
    -------------         --------------                              ---------    ----------------------
51-120................    F-70, B737-500                                  4                 6.74%
121-170...............    B737-300/300QC/400, A320-200, MD82/83          15                36.42
171-240...............    B757-200, A321-100, B767-200ER,
                          B767-300ER, A300-600R, A310-300                12                50.21
351+..................    B747-300                                        1                 6.09
                                                                         --                -----
  Total...............                                                   32                99.46%
                                                                         ==                =====

MSAF GROUP PORTFOLIO ANALYSIS

     Further particulars of our aircraft as of February 1, 1999 (except for appraised values, which are as of September 30, 1998) are contained in the table below.

                              COUNTRY                                             ENGINE         SERIAL     DATE OF
       REGION(1)             OF LESSEE          LESSEE           TYPE          CONFIGURATION     NUMBER   MANUFACTURE
       ---------             ---------          ------           ----          -------------     ------   -----------
Europe..................  France            Aeropostale       B737-300QC    CFM 56-3C1           23788        5/87
(Developed)               France            Air Liberte       MD83          JT8D-219             49822       12/88
                          Greece            Olympic           B737-400      CFM 56-3C1           25371        1/92
                          Portugal          TAP               B737-300      CFM 56-3B2           25161        2/92
                          Sweden            Transwede         B737-500      CFM 56-3B1           25165        4/93
                          Switzerland       Flightlease       A310-300      JT9D-7R4E1             410       11/85
                          Switzerland       Flightlease       A310-300      JT9D-7R4E1             409       11/85
                          The Netherlands   Transavia         B737-300      CFM 56-3C1           27635        5/95
                          The Netherlands   KLM               engine        CF6-80C2B6F          704279       6/95
                          United Kingdom    Britannia         B767-200ER    CF6-80A              23807        8/87
                          United Kingdom    Caledonian        A320-200      V2500-Al               393        2/93
                          United Kingdom    Monarch           A320-200      CFM 56-5A3             279        2/92
                          United Kingdom    Unijet            B767-300ER    CF6-80C2B6F          26256        4/93
                          United Kingdom    Flying Colours    B757-200ER    RB211-535-E4-37      24367        2/89
                          Ireland           TransAer          A320-200      V2500-A1               414        5/93
North America...........  United States     Alaska Airlines   B737-400      CFM 56-3C1           25104        5/93
(Developed)               United States     TWA               MD-83         JT8D-219             49824        3/89
                          United States     TWA               MD-82         JT8D-217C            49825        3/89
Europe and
Middle East.............  Hungary           Malev             F-70          TAY MK620-15         11569        3/96
(Emerging)                Hungary           Malev             F-70          TAY MK620-15         11565        2/96
                          Hungary           Malev             F-70          TAY MK620-15         11564       12/95
                          Turkey            Onur Air          A321-100      V2530-A5               597        5/96
Asia....................  China             China Hainan      B737-300      CFM 56-3C1           26295       12/93
(Emerging)                Korea             Asiana            B767-300      CF6-80C2B6F          24798       10/90
                          Taiwan            China Airlines    A300-600R     PW 4158                555        3/90
Latin America...........  Brazil            Varig             B747-300B     CF6-80C2             24106        4/88
(Emerging)                Brazil            Passaredo         A310-300      JT9D-7R4E1             437       11/86
                          Brazil            VASP              B737-300      CFM 56-3B2           24299       11/88
                          Mexico            Aero Mexico       B757-200ER    PW 2037              26272        3/94
                          Mexico            TAESA             B737-400      CFM 56-3B2           24234       10/88
Other...................  Fiji              Air Pacific       B767-300ER    CF6-80C2B4           26260        9/94
                          Iceland           Icelandair        B737-300F     CFM 56-3B2           23811       10/87
Aircraft available for
 lease                    --                --                B757-200ER    RB211-535-E4         24260       12/88
                                                                                                                Total

                            APPRAISED
                           VALUE AS OF
                          SEPTEMBER 30,
                              1998
       REGION(1)            ($000'S)
       ---------          -------------
Europe..................   $   21,420
(Developed)                    19,433
                               27,137
                               25,020
                               20,860
                               25,377
                               25,210
                               29,863
                                5,593
                               36,390
                               31,310
                               30,467
                               67,767
                               34,870
                               31,503
North America...........       28,210
(Developed)                    20,423
                               18,270
Europe and
Middle East.............       16,460
(Emerging)                     16,353
                               15,627
                               44,623
Asia....................       26,783
(Emerging)                     56,127
                               50,720
Latin America...........       62,673
(Emerging)                     30,183
                               21,407
                               42,727
                               22,340
Other...................       68,913
                               21,423
Aircraft available for
 lease                         33,953(2)
                           ----------
                           $1,029,437
                           ==========

---------------

(1) Regions are defined according to MSCI designations.

(2) The previous lease relating to this B757 aircraft was terminated with the agreement of the lessee. The aircraft has been repossessed by ILFC and a letter of intent was signed with a new lessee based in the United States in February 1999.

ACQUISITION OF ADDITIONAL AIRCRAFT

     MSAF Group may acquire additional commercial passenger or freight aircraft from various sellers. Cash flows derived from any additional aircraft and the related leases will be available to satisfy MSAF's payment obligations, including payments of interest, principal and premium, if any, on the Notes and any additional notes. There is no limit on the aggregate value of additional aircraft that may be acquired or on the period in which such additional aircraft must be acquired. Any acquisition of additional aircraft and related issuance of additional notes will be subject to certain conditions under the Indenture.

THE LEASES

     GENERAL

     All leases of our aircraft are managed by ILFC pursuant to an incentive fee based servicing agreement among MSAF, Bankers Trust Company, as cash manager, Cabot, as administrative agent, and ILFC dated as of November 10, 1997 (the "SERVICING AGREEMENT").

     The following description relates only to leases in effect as of February 1, 1999 related to the 32 aircraft and one spare engine in MSAF Group's initial portfolio (other than one A310 aircraft which is the subject of the Conditional Sale Agreement. See "-- Conditional Sale Agreement" below). As of February 1, 1999, leases covering 31 aircraft and the spare engine were in effect. Any additional leases acquired in connection with the acquisition of additional aircraft and any future leases entered into in connection with the re-lease of any aircraft may differ from the description of the leases set forth below. However, any additional leases or future leases will be required to comply with the operating covenants under the Indenture.

     Except for the Conditional Sale Agreement, the leases are all fixed-term operating leases under which MSAF generally will retain the benefit, and bear the risk, of the residual value of the aircraft upon expiry or early termination of the lease (although in the case of certain aircraft MSAF has granted an option to purchase the aircraft to the lessee or an affiliate and/or to extend or shorten the term of the related lease. See "-- Lessees' Options" below). Although the lease documentation is fairly standardized in many respects, significant variations do exist as a result of negotiation with each lessee.

     LEASE PAYMENTS AND SECURITY

     Each lease requires the lessee to pay periodic rentals during the lease term. Certain of the leases require the lessee to pay periodic amounts by way of maintenance reserves. See "-- Maintenance and Maintenance Reserves" below.

     The lessees are required to make payments to the lessor without set-off or counterclaim, and each lease includes an obligation of the lessee to gross-up payments under the lease where payments are subject to certain withholding and other taxes, although, in certain cases, such amount will be limited to the extent of the amount that would have been payable, if any, if the lease had never been transferred from ILFC to MSAF Group. The leases also contain indemnification of the lessor for certain taxation liabilities (including, in some leases, value added tax and stamp duties, but generally excluding net income tax or its equivalent imposed on the lessor) and taxation of indemnity payments. The lessees also are obliged to pay default interest on any overdue amounts. In some cases, the lessee may exercise certain remedies if the lessor breaches its covenant of quiet enjoyment.

     Under the leases, the lessees are liable through various operational indemnities for operating expenses accrued or payable during the term of the respective lease, which would normally include maintenance, operating, overhaul, airport and navigation charges, certain taxes, licenses, consents and approvals, aircraft registration and hull all risks and public liability insurance premiums. The lessees are obliged to remove liens on the aircraft other than certain liens permitted under the leases.

     Under 30 of the 32 leases, the lessee has provided security for its obligations. This security is, in the case of 29 leases, in the form of cash security deposits and, in the case of the remaining lease, in the form of a letter of credit. In two of the 29 leases where the lessee has provided cash security deposits, there is also additional security: under one, the lessee has provided a letter of credit to secure payments to certain aviation authorities and Eurocontrol; in the other, the lessee has procured the issuance to the lessor of a general guarantee by its parent company in respect of its payment and performance obligations. You should refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Resources and Liquidity -- ILFC Facility" for a discussion of cash security deposits that are held by ILFC.

     RENTALS

     All of the rental payments are payable on a fixed rate basis and are not adjustable by reference to market interest rate changes. Rentals under most of the leases are payable monthly in advance. Rentals under the balance of the leases are payable quarterly in advance. All lease payments are currently payable in U.S. dollars although in the future lease rentals may be payable in other currencies.

     OPERATION OF THE AIRCRAFT

     The leases require the lessees to operate the aircraft in compliance with all laws and regulations applicable to the aircraft. The aircraft generally must remain in the possession of the lessees, and any subleases of the aircraft generally must be approved by the lessor. Under most of the leases, the lessees may enter into charter or "wet lease" arrangements in respect of the aircraft (i.e., a lease with crew and services provided by the lessee), provided the lessee does not part with operational control of the aircraft. Under certain leases, the lessee is permitted to enter into subleases to specified operators without the lessor's consent, provided certain conditions are met. As of the date of this Report on Form 10-K, Britannia subleases its aircraft to Ansett and Icelandair subleases its aircraft to Falcon Air AB.

     All of the leases permit the lessees to subject the engines, and other equipment or components in certain cases, to removal or replacement and, in certain cases, to pooling arrangements (temporary borrowing of equipment), in some cases with permitted entities (which may include certain manufacturers, suppliers, other airlines or aircraft operators) without the lessor's consent but subject to conditions and criteria set forth in the lease. Under all of the leases, the lessees may deliver possession of the aircraft, engines and other equipment or components to the manufacturer thereof for testing or similar purposes, or to a third party for service, maintenance, repair or other work required or permitted under the lease. The lessor's ability to repossess the aircraft or engines, equipment or components from any such sublessee, transferee, manufacturer, or other person may be restricted by liens or similar rights of detention and by applicable bankruptcy and insolvency laws.

     MAINTENANCE AND MAINTENANCE RESERVES

     The leases contain detailed provisions specifying maintenance standards and the required condition of the aircraft upon redelivery. In addition, under certain of the leases, depending upon the specific maintenance condition of the aircraft or specified items (airframe, engines, certain components, auxiliary power unit or landing gear) at redelivery, the lessee may be required to make certain adjustment payments to the lessor. During the term of each lease, the lessee is required to ensure that the aircraft is maintained in accordance with an agreed maintenance program designed to ensure that the aircraft meets applicable airworthiness and other regulatory requirements in the jurisdiction in which the aircraft is registered or, in the case of the lease for the spare engine, the jurisdiction of the lessee. Under the leases, the agreed maintenance program is generally performed by the lessee. Under most of the leases, the lessee is required to provide monthly maintenance reserves. In cases where the lessee has paid maintenance reserves, such payments are used to reimburse the lessee for significant maintenance charges, including major airframe and engine overhauls.

     Under the balance of the leases there is no provision for the payment of maintenance reserves. In these cases the lessor must rely on the credit of the lessee or, if available, any credit support, and the ability of the lessee to return the aircraft in the condition required by the lease upon termination, to make any required payments based on the aircraft's return condition upon termination of the related lease and to perform scheduled maintenance throughout the lease term.

     The lessees are required under the leases to comply with airworthiness directives ("ADS") of the applicable aviation authorities specified in the leases and with manufacturer's service bulletins and the lessees primarily bear the cost of compliance. However, under some of the leases, the lessor may be required by the lease to contribute to the cost of certain ADs or manufacturer's service bulletins or to the cost above a specified threshold.

     LESSEES' OPTIONS

     As of February 1, 1999, six lessees had outstanding options to purchase a total of eight aircraft (representing 27.79% of the portfolio by appraised value at September 30, 1998). The exercise of these options allows the lessee to purchase the aircraft either upon expiration of the lease or on a specific anniversary of the delivery of the aircraft, after specific notice. The duration of some of the purchase options depends on whether the lessee exercises a separate option to extend the lease. Assuming that all outstanding lease extension options are exercised, the latest date on which a purchase option may be exercised is June 8, 2008 for a purchase on March 8, 2009. Upon the exercise of a purchase option, in two cases the lessor is relieved of an obligation to contribute to the costs of complying with ADs and, conversely, in seven cases the leases provide that the lessor refund unused maintenance reserves and/or security deposits to the lessee.

     As of February 1, 1999, 14 of the aircraft leases included outstanding options for the lessee to extend the term of the lease. The rent payable during the extension period under these leases varies from lease to lease. As of February 1, 1999, seven of the aircraft leases contained provisions under which the relevant lessee could terminate its lease prior to its scheduled expiration date, subject, in certain instances, to specified conditions and the payment of a fee.

     The spare engine lease has no purchase option. The term of the spare engine lease may be extended by five successive one-year terms which have not yet been exercised. At the end of the fifth and sixth years of the term, the lessee may terminate the spare engine lease with 12 months' notice and payment of a fee.

     CONDITIONAL SALE AGREEMENT

     MSAF Group has entered into the Conditional Sale Agreement with Navasota Holdings Inc., a British Virgin Islands corporation ("NAVASOTA"), pursuant to which MSAF Group will be obliged, assuming that Navasota complies with its payment and other obligations, to transfer title to an A310 aircraft on December 15, 2003, although Navasota may prepay all purchase price installments under the Conditional Sale Agreement at any time. Navasota has entered into an operating lease with Passaredo. All payments under both the Conditional Sale Agreement and the Passaredo lease are unconditionally guaranteed by six Brazilian tour operators for whose benefit Passaredo will use the aircraft to operate charter flights. The present value of all amounts payable with respect to the A310 aircraft (discounted to February 1, 1999 at 5.86%) is $8.6 million less than the pro rata portion of the unpaid Note principal represented by the aircraft being purchased.

INDEMNIFICATION AND INSURANCE OF THE AIRCRAFT

     GENERAL

     The lessees are required under the leases to bear responsibility (through an operational indemnity) and carry insurance for any liabilities arising out of the operation of the aircraft, including any liabilities for death or injury to persons and damage to property that ordinarily would attach to the operator of the aircraft, subject to customary exclusions. In addition, the lessees are required to carry other types of insurance that are customary in the air transportation industry, including all risks aircraft hull and hull war risks insurance (in each case at a value stipulated in the relevant lease, subject to adjustment in certain circumstances) and aircraft spares insurance (on a replacement cost basis), in each case subject to customary deductibles. The Servicer is required to monitor the performance of the obligations of the lessees with the insurance provisions of the leases. In addition, MSAF Group also has in place its own contingent liability coverage. This operates both to cover a liability that is in excess of the coverage provided by a lessee's policy and where a lessee's policy lapses for any reason (including an early termination of a lease and repossession of an aircraft). MSAF's contingent third party liability insurance covers all of the aircraft and its contingent hull and hull war risks insurance covers certain of the aircraft. The amount of such contingent liability policies may or may not be the same as required under the relevant lease. The amount of third party contingent liability insurance is subject to certain limitations imposed by the air transportation insurance industry.

     If any of the existing insurance policies are canceled or terminated and in the case of the re-lease of an aircraft, MSAF may from time to time engage insurance experts, to advise and recommend to ILFC, as Servicer, the appropriate amount of insurance coverage MSAF should procure.

     LIABILITY INSURANCE

     Third party liability insurance is required under the leases for a combined single limit for bodily injury and property damage in minimum amounts ranging between $250 million and $1.25 billion for each aircraft. In general, liability coverage on each aircraft includes third party legal liability, passenger legal liability, baggage legal liability, cargo legal liability, mail and aviation general third party (including products) legal liability.

     In some jurisdictions liabilities for risks that are insured against by the lessees also may attach to MSAF Group as owner of the aircraft irrespective of whether it is in any way responsible for the loss for which liability is asserted. In addition, claimants may assert claims against MSAF Group on the basis of alleged responsibility for a loss, even if such claim is not ultimately sustained. Under the leases, the lessees are currently obligated to indemnify the lessor against claims, including the costs of defending against such claims, by third parties against them for such liabilities while the aircraft are owned by MSAF and under lease to the lessees.

     The indemnified losses include both operating costs relating to the actual operation of the aircraft as well as losses to persons and property resulting from the operation of the aircraft. The latter types of losses are generally covered by the lessees' liability insurance.

     AIRCRAFT PROPERTY INSURANCE

     In addition to liability insurance, the lessees are obligated under the leases to carry other types of insurance that are customary in the air transportation industry, including all risks aircraft hull and hull war risks insurance (in each case at a value stipulated in the relevant lease, subject to adjustment in certain circumstances) and aircraft spares insurance (on a replacement cost basis), in each case subject to customary deductibles. In addition to such stipulated lease value coverage obtained by the lessees, MSAF Group has also purchased declining "total loss only" coverage with respect to certain aircraft. As of February 1, 1999, in no case was the sum of the stipulated lease value and MSAF Group's additional coverage in place for all risks aircraft hull and hull war risks insurances less than 100% of the appraised value as of September 30, 1998 of the applicable aircraft, and on average the sum of such coverages in place for each aircraft was approximately 120% of the appraised value as of September 30, 1998 of the applicable aircraft. In most cases, the lessor is permitted to increase the insured value above the stipulated lease value consistent with industry practice with the lessee being responsible for any increased premium that results. Permitted deductibles range from $500,000 to $1,000,000; however, the deductible generally applies only in the case of a partial loss. In the case of a total loss of an aircraft, no deductible would be applied against the insurance proceeds received.

     The leases include provisions defining an event of loss or a casualty occurrence such that where a total loss of the airframe occurs, with or without loss of the engines installed on the airframe, the agreed value is payable by the lessee. This payment is generally funded with insurance proceeds. However, the air transportation insurance industry practice is to treat only a loss of greater than 75% of the value of the aircraft, including the engines, as a total loss. In such a case, the lessee would be responsible for the payment of the difference between the insurance proceeds and the stipulated lease value. Where insurance proceeds do cover a total loss, most leases require the lessor to pay to the lessee the balance of the insurance proceeds received under the hull all risks or war risks policy after deduction of all amounts payable by the lessee to the lessor under the lease.

     All insurance certificates contain a breach of warranty endorsement so that the additional insureds continue to be protected even if the lessee violates one or more of the terms, conditions or warranties of the insurance policies, provided that such additional insured has not caused, contributed to or knowingly condoned such breach.

     The insurance advisor will confirm to MSAF Group, among other things, that the insurance requirements currently detailed in the insurance certificates meet customary practices.

     The leases require the lessee to maintain as part of its hull war and allied perils insurance coverage for confiscation or requisition of the applicable aircraft (including confiscation or requisition by the relevant state of registration), although in certain countries (including France and the People's Republic of China) such insurance may not be obtainable.

THE LESSEES

     As of February 1, 1999, there were 28 lessees in 18 countries.

     PAYMENT HISTORY

     As a general matter, weakly capitalized airlines are more likely than well capitalized airlines to seek operating leases and at any point in time, investors should expect varying numbers of lessees to be experiencing payment difficulties.

     As of February 1, 1999, two lessees were in arrears. The amounts outstanding and overdue in respect of rental payments, maintenance reserves and other miscellaneous amounts due under the leases (net of default interest and certain cash in transit) with respect to these two lessees amounted to approximately $3.4 million. The weighted average number of days past due of such arrears was 70.0.

     In certain cases, MSAF Group may respond to the needs of lessees in financial difficulty including, in certain instances, restructuring the applicable leases. Such restructurings may involve reduced rental payments for a specified period (which may be several months). In addition, certain restructurings may involve the voluntary termination of a lease prior to its expiration and the arrangement of subleases from the lessee to another aircraft operator.

     DESCRIPTION OF THE LESSEES

     The table below sets forth certain available information with respect to the country of domicile, first year of operation, service type, nature of ownership and fleet size and composition of each lessee as of February 10, 1999. See "-- Portfolio Information" above for additional tables setting forth the exposure of the aircraft (as a percentage of appraised value as of September 30, 1998) to each lessee and the countries in which the lessees are domiciled.

                                               BEGAN        SERVICE                                          OPERATING
LESSEE                    DOMICILE           OPERATION       TYPE        OWNERSHIP                           FLEET(1)
------                    --------           ---------      -------      ---------                           ---------
Aero Mexico               Mexico               1934      Scheduled       Cintra (90%)                  6 B757-200
                                                                         Staff (10%)                   2 B767-200ER
                                                                                                       2 B767-300ER
                                                                                                       2 DC-9-31
                                                                                                       15 DC-9-32
                                                                                                       12 MD-82
                                                                                                       9 MD-83
                                                                                                       3 MD-87
                                                                                                       10 MD-88

Aeropostale               France               1986      Scheduled,      Groupe Air France (50%)       2 B727-200F
                                                         Chartered and   Groupe La Poste (50%)         3 B737-200C
                                                         Postal                                        15 B737-300QC
                                                                                                       1 B737-200QC

Air Pacific               Fiji                 1951      Scheduled       Government of Fiji (51%)      1 B737-700
                                                                         Qantas (46%)                  1 B737-500
                                                                         Air New Zealand (2%)          2 B747-200B
                                                                         Others (0.8%)                 1 B767-300ER
                                                                         Pacific Islands
                                                                         governments (0.3%)

                                               BEGAN        SERVICE                                          OPERATING
LESSEE                    DOMICILE           OPERATION       TYPE        OWNERSHIP                           FLEET(1)
------                    --------           ---------      -------      ---------                           ---------
Air Liberte               France               1987      Scheduled and   British Airways (74%)         11 Fokker 100
                                                         Chartered       Banque Rivaud (26%)           1 Fokker 1000C
                                                                                                       3 Fokker 2000
                                                                                                       4 ATR ATR 42
                                                                                                       2 ATR ATR 72
                                                                                                       2 DC-10-30
                                                                                                       1 DC-10-30ER
                                                                                                       10 MD-83

Alaska Airlines           United States        1932      Scheduled       Public (100%)                 37 B737-400
                                                                                                       4 B737-200C
                                                                                                       4 B737-200QC
                                                                                                       6 MD-82
                                                                                                       30 MD-83

Asiana                    Republic of Korea    1988      Scheduled and   Kumho Group (54%)             18 B737-400
                                                         Chartered       Pacific Investment Capital,   3 B737-500
                                                                         Swiss Bank Corp,              6 B747-400
                                                                         Korean Development Bank,      2 B747-400F
                                                                         Korea Long Term Credit Bank   8 B767-300
                                                                         (46%)                         1 B767-300ER
                                                                                                       1 B767-300 ERF
                                                                                                       2 A321-130

Britannia                 United Kingdom       1961      Chartered       Thomson Travel Holdings       21 B757-200
                                                                         (100%)                        4 B767-200EM
                                                                                                       2 B767-200ER
                                                                                                       4 B767-300ER

Caledonian(2)             United Kingdom       1969      Chartered       Inspirations plc (100%)       2 DC-10-30
                                                                                                       5 A320-230
                                                                                                       2 TriStar-1
                                                                                                       5 TriStar-100

China Airlines            Republic of China    1959      Scheduled and   China Civil Aviation          12 A300-620R
                          (Taiwan)                       Chartered       Development Foundation        6 A300-B4-220
                                                                         (71%)                         8 B737-800
                                                                         Others (29%)                  10 B747-200
                                                                                                       11 B747-400
                                                                                                       1 MD-11
                                                                                                       2 Beechjet 400

China Hainan              People's Republic    1991      Scheduled and   American Aviation             5 B737-300
                          of China                       Executive       Investment (25%)              6 B737-400
                                                         Charters        Individuals (70%)             2 B737-800
                                                                         People's Republic of China    9 Fairchild-23
                                                                         (5%)                          1 Learjet-60
Flightlease               Switzerland          1931      Scheduled       Swiss Air (100%)              3 A310-320
                                                                                                       6 A319-110
                                                                                                       17 A320-210
                                                                                                       5 A321-110
                                                                                                       1 B737-400
                                                                                                       3 B747-300
                                                                                                       16 MD-11

Flying Colours            United Kingdom       1995      Chartered       Sunworld (100%)               1 A320
                                                                                                       2 A321
                                                                                                       6 B757

Icelandair                Iceland              1937      Scheduled and   Public (100%)                 1 B737-300F
                                                         Chartered                                     3 B737-400
                                                                                                       5 B757-200

                                               BEGAN        SERVICE                                          OPERATING
LESSEE                    DOMICILE           OPERATION       TYPE        OWNERSHIP                           FLEET(1)
------                    --------           ---------      -------      ---------                           ---------
KLM                       The Netherlands      1919      Scheduled       Dutch Government (80%)        17 B737-300
                                                                         Nationale Investeringsbank    19 B737-400
                                                                         (20%)                         7 B747-200B
                                                                                                       3 B747-200SF
                                                                                                       3 B747-300
                                                                                                       19 B747-400
                                                                                                       10 B767-300ER
                                                                                                       10 MD-11
Malev                     Hungary              1946      Scheduled and   Government of Hungary (62%)   4 B737-200A
                                                         Chartered       Air Invest Ltd. (35%)         4 B737-300
                                                                         Municipalities (2%)           2 B737-400
                                                                         Individuals (1%)              2 B737-500
                                                                                                       2 B767-200ER
                                                                                                       6 F70
                                                                                                       2 TV-154
Monarch                   United Kingdom       1967      Scheduled and   Cosmos Guide Holding          4 A300-600R
                                                         Chartered       International NV (100%)       5 A320-210
                                                                                                       6 B757-200
                                                                                                       1 DC10-30
                                                                                                       1 A321-230
                                                                                                       1 Tristar
Olympic                   Greece               1957      Scheduled       Government (100%)             2 A300-600R
                                                                                                       11 B737-200A
                                                                                                       4 B747-200B
                                                                                                       13 B737-400
                                                                                                       1 A300-B4-200
                                                                                                       2 B727-200
                                                                                                       1 B737-300
                                                                                                       1 A300-B4-100
Onur Air                  Turkey               1992      Scheduled       Cankut Bagana, Onsail         1 A300-B4-100
                                                                         Tulbentai and Hayri Igli      1 A320-230
                                                                         (100%)                        3 A321-130
                                                                                                       4 MD-88
Passaredo                 Brazil               1995      Scheduled       Passaredo Group (100%)        3 EMB-120-QC
                                                                                                       1 ATR-300
                                                                                                       2 A310-320
TAESA                     Mexico               1987      Scheduled and   Alberto Abed (80%)            1 B727-100C
                                                         Chartered       International                 3 B727-100
                                                                         Air Finance (20%)             1 Falcon-900
                                                                                                       2 Learjet 25-B
                                                                                                       1 Learjet 31-A
                                                                                                       1 Learjet 35-A
                                                                                                       2 Gulfstream II
                                                                                                       1 Gulfstream IV
                                                                                                       3 Jetstar-8
                                                                                                       1 Jetstar-731
                                                                                                       4 B737-200
                                                                                                       2 DC-9-14
                                                                                                       3 DC-9-15
                                                                                                       1 Jetstar-II
                                                                                                       1 Challenger-601-3A
                                                                                                       1 C550&C551-550
                                                                                                       1 B727-200
                                                                                                       5 B737-300
                                                                                                       2 B757-200
                                                                                                       1 Learjet-24D
                                                                                                       1 DC-9-31F

                                               BEGAN        SERVICE                                          OPERATING
LESSEE                    DOMICILE           OPERATION       TYPE        OWNERSHIP                           FLEET(1)
------                    --------           ---------      -------      ---------                           ---------
TAP                       Portugal             1945      Scheduled       Government (61%);             5 A310-300
                                                                         Swiss Air (10%);              9 A319-110
                                                                         SPAC and Others (29%)         6 A320-210
                                                                                                       1 A320-230
                                                                                                       7 B737-300
                                                                                                       4 A340-310

TransAer                  Ireland              1991      Chartered       Translift Holding (100%)      2 A300-B4-200
                                                                                                       1 A300-B4-100

Transavia                 The Netherlands      1965      Scheduled and   KLM (80%)                     12 B737-300
                                                         Chartered       Nationale Investeringsbank    3 B757-200
                                                                         (20%)                         3 737-800

Transwede SAFE Sverige    Sweden               1985      Scheduled       Braathens (100%)              4 Fokker 100
  AB                                                                                                   1 B737-300
                                                                                                       1 737-500

TWA                       United States        1930      Scheduled       Public (65%)                  5 B727-200
                                                                         Employees (30%)               17 B727-200A
                                                                         Prince Al-Waleed bin Talal    16 B757-200
                                                                           (5%)                        12 B767-200EM
                                                                                                       4 B767-300ER
                                                                                                       6 DC-9-15
                                                                                                       18 DC-9-31
                                                                                                       14 DC-9-32
                                                                                                       1 DC-9-33CF
                                                                                                       2 DC-9-34
                                                                                                       3 DC-9-41
                                                                                                       12 DC-9-51
                                                                                                       40 MD-82
                                                                                                       39 MD-83

Unijet(2)                 United Kingdom       1992      Charter         British Air Transport         2 A320-200
                                                                         Holdings Ltd. (100%)          1 A321-200
                                                                                                       2 B767-300ER

Varig                     Brazil               1927      Scheduled       Rio Grande do Sul             1 B727-100C
                                                                         State Government (1.2%)       2 B727-100F
                                                                         Ruben Berta Foundation        2 B727-100QC
                                                                         (51.4%)                       33 B737-300
                                                                         Public (47.4%)                14 B737-200A
                                                                                                       1 B747-200SF
                                                                                                       5 B747-300
                                                                                                       6 B767-200ER
                                                                                                       6 B767-300ER
                                                                                                       3 DC-10-30
                                                                                                       2 DC-10-30F
                                                                                                       13 MD-11
                                                                                                       5 737-700

VASP                      Brazil               1933      Scheduled       Canhedo Group (60%)           3 A300-B2-200FF
                                                                         Sao Paolo State               6 B737-200
                                                                         Government (40%)              1 B737-200F
                                                                                                       1 B737-200C
                                                                                                       7 B737-300
                                                                                                       4 B727-200F
                                                                                                       9 MD-11GE
                                                                                                       1 MD-11-73CF
                                                                                                       15 737-200A
                                                                                                       1 737-200CA

---------------

(1) Source: Airclaims Limited.

(2) Unijet recently acquired AIR 2000 which is owned by Thomas Cook. Thomas Cook and Carlson Group (which owns Caledonian) are in the process of merging their businesses which means that Unijet and Caledonian will be owned by the same company.

ITEM 2.  PROPERTIES

     MSAF Group has no ownership or leasehold interest in any real property.

     MSAF's registered and principal office is located at 1100 North Market Street, Rodney Square North, Wilmington, Delaware 19890-0001 and its telephone number is 1-302-651-1000.

     For a description of MSAF Group's interest in other property, see "Item 1. Business -- The Aircraft and Leases."

ITEM 3.  LEGAL PROCEEDINGS

     Neither MSAF nor any of its subsidiaries is involved in or subject to any legal or arbitration proceedings relating to claims or amounts which are material nor is MSAF aware that any such proceedings are pending or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of the date of this Report on Form 10-K, all of the beneficial interest in MSAF is owned by MSF, a wholly owned subsidiary of MSDW and no equity securities of MSAF are listed on any national exchange or traded in any established market.

     At the time of the issuance of the Old Notes, MSAF paid a beneficial interest distribution of approximately $976 million to MSF.

     For a discussion relating to the beneficial interest distribution and additional information regarding the corporate governance of MSAF, see "Item 1 Business -- MSAF Group."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data in the following table have been derived from, and should be read in conjunction with, MSAF Group's consolidated financial statements as of and for the fiscal year ended November 30, 1998 and as of and for the period ended November 30, 1997 including the notes thereto (the "FINANCIAL STATEMENTS") appearing elsewhere in this Report on Form 10-K. MSAF Group's Financial Statements have been audited by Deloitte & Touche LLP, independent auditors.

                                                                                      PERIOD FROM
                                                              FISCAL YEAR           OCTOBER 30, 1997
                                                                 ENDED            (DATE OF FORMATION)
                                                           NOVEMBER 30, 1998      TO NOVEMBER 30, 1997
                                                          --------------------    --------------------
                                                                     (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
Revenues:
  Lease income, net...................................         $ 120,005                $  4,747
  Investment income on collection account.............             2,156                      --
                                                               ---------                --------
  Total revenues......................................           122,161                   4,747
                                                               ---------                --------
Expenses:
  Interest expense....................................            50,533                      --
  Depreciation expense................................            38,876                      43
  Operating expenses:
     Service provider and other fees..................             9,534                      --
     Maintenance and other aircraft related costs.....             2,969                      --
                                                               ---------                --------
  Total expenses......................................           101,912                      43
                                                               ---------                --------
Net income............................................         $  20,249                $  4,704
                                                               =========                ========
STATEMENT OF CASH FLOWS DATA:
Net cash provided by operating activities.............         $  83,941                $     --
Net cash used for investing activities................          (887,315)                (66,370)
Net cash provided by financing activities.............           838,224                  66,370

                                                             NOVEMBER 30, 1998    NOVEMBER 30, 1997
                                                             -----------------    -----------------
                                                                     (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents................................       $   34,850             $    --
Total Assets.............................................        1,010,492              71,074
Total Liabilities........................................        1,057,241              66,369
Total Beneficial Interestholder's (Deficit)/Equity.......          (46,749)              4,705

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The MSAF Group entities were organized in late 1997 and since that time their principal business activity has been the acquisition of aircraft and the placement of such aircraft on operating lease. MSAF Group's future business is expected to consist principally of aircraft operating lease activities, acquisitions of additional aircraft and sales of aircraft. Cash flows generated from such activities will be used to service interest and principal on the Notes, any refinancing notes and any additional notes but only after various expenses of MSAF Group have been paid for, including any taxes, obligations to lessees including maintenance obligations, fees and expenses of ILFC and other service providers and payments to MSAF Group's interest rate swap counterparties.

     MSAF Group's ability to generate sufficient cash from its aircraft assets to service the Notes will depend primarily on (i) the rental rates it can achieve on leases and the lessees' ability to perform according to the terms of those leases and (ii) the prices it can achieve on any aircraft sales. MSAF Group's ability to service the Notes will also depend on the level of its operating expenses, including maintenance obligations which will increase as the aircraft age, and on any unforeseen contingent liabilities arising.

RECENT DEVELOPMENTS

     THE AIRCRAFT

     As of November 30, 1998, all but one of the aircraft which MSAF Group had agreed to purchase from ILFC had been acquired by MSAF Group. The undelivered aircraft was a B737-400 on lease to the Turkish national carrier, THY, with an appraised value of $28.82 million. Pursuant to the Indenture, the Trustees decided not to acquire a substitute for this aircraft but instead refunded to investors $26.1 million of the proceeds from the Notes offering pursuant to the priority of payments set forth in the Indenture. As a result, the total number of aircraft owned by MSAF Group at November 30, 1998 was 32 aircraft plus a spare engine.

     APPRAISED VALUES AT SEPTEMBER 30, 1998

     The most recent annual appraisals of the value of each aircraft occurred on September 30, 1998 with total appraised value of the aircraft at September 30, 1998 equal to $1,029.44 million. The appraisals at September 30, 1998 did not indicate a decline in value sufficiently in excess of the value decline assumed under the terms of the Notes to require excess cash flows to be redirected to the class A Notes pursuant to the scheduled principal payment amount for the class A Notes under the Indenture. The next annual appraisals are due to occur no later than October 31, 1999.

     LESSEE DIFFICULTIES

     As of February 1, 1999, two lessees were in arrears. The aircraft on lease to the two lessees in arrears represent approximately 7.3% of the appraised value of the portfolio at September 30, 1998. The amounts outstanding and overdue for the two lessees in respect of rental payments, maintenance reserves and other miscellaneous amounts due under the leases (net of default interest and certain cash in transit) with respect to these lessees amounted to approximately $3.4 million. The weighted average number of days past due of such arrears was 70 days.

     Since November 30, 1998, one lease has terminated early and the aircraft, a B757, has been repossessed by ILFC. The termination was agreed by the lessee and the repossession was uncontested. A letter of intent was signed with a new lessee based in the United States in February 1999.

ECONOMIC CRISES IN EMERGING MARKETS

     EUROPE/MIDDLE EAST

     In light of the severe economic and financial difficulties being experienced in Russia, ILFC agreed to terminate early a lease with Transaero, a Russian airline, and repossess the aircraft. The aircraft represents 3.4% of the appraised value of the portfolio at September 30, 1998. Arrears owed by Transaero were restructured as part of the early termination agreement and are scheduled for repayment in full by April 1999. As of February 1, 1999, Transaero was in arrears on the restructured payments. The aircraft has been re-leased to Flying Colours, a UK based charter airline. MSAF will incur maintenance and modification costs estimated at approximately $2.1 million as part of the restoration and delivery of this aircraft to the new lessee.

     One lessee in the Europe/Middle East region (representing 4.3% of the appraised value of the portfolio at September 30, 1998) has consistently been in arrears. The lease rentals and maintenance reserves were restructured in March 1998 and the restructured amounts have now been repaid in full, however, the lessee continues to be in arrears with subsequent lease payments.

     ASIA

     Currently, MSAF leases 13.0% of its fleet in the Asia Pacific region (5.5% in South Korea, 4.9% in Taiwan and 2.6% in China) and 6.7% in Pacific and other regions (6.7% in Fiji) by appraised value of the portfolio at September 30, 1998. As of February 1, 1999 none of these lessees were in arrears although severe financial difficulties have been reported for certain other air carriers in the region. One of the lessees restructured its lease payments which will result in a lower rental payment over the remaining lease term.

     LATIN AMERICA

     The downturn in Asia and Russia has recently begun to undermine business confidence in Latin America and to adversely affect the economies of Latin American countries. As of February 1, 1999, MSAF leases 17.4% of its fleet in Latin America (6.3% in Mexico and 11.1% in Brazil) by appraised value of the portfolio at September 30, 1998.

     In January 1999, Brazil decided to float its currency on the international currency market which resulted in a devaluation of its exchange rate and increased exchange rate volatility. One of MSAF's Brazilian lessees, which accounts for 6.09% of the appraised value of the portfolio at September 30, 1998, has requested a short-term stay in lease payments during the current period of exchange rate volatility. The rental arrears of a second Brazilian lessee, which accounts for 2.93% of the appraised value of the portfolio at September 30, 1998, were recently restructured in December 1998, and the lessee is in arrears with respect to the restructured payments amounts as well as subsequent lease payments.

     In January 1999, ILFC agreed with Guyana Airways to terminate the lease early and repossess the aircraft. As part of the agreement, Guyana has agreed to repay all arrears and costs of redelivery. The Guyana aircraft is a B757-200 and accounts for 3.3% of the appraised value of the portfolio at September 30, 1998.

RESULTS OF OPERATIONS -- YEAR ENDED NOVEMBER 30, 1998

     LEASE INCOME

     MSAF Group's results of operations for the 12 months ended November 30, 1998 ("FISCAL 1998") and the period from October 30, 1997 (date of formation) to November 30, 1997 ("FISCAL 1997") are discussed below. The results for Fiscal 1998 and Fiscal 1997 are not directly comparable since Fiscal 1997 only reflects one month of operations.

     Lease income for Fiscal 1998 amounted to $120.0 million. Many of the aircraft were not owned by MSAF Group for the entire year. During the year, there was a loss in lease rental revenues caused by four aircraft on the ground ("AOG") ($2.0 million). Four aircraft had been repossessed from Western Pacific Airlines, Transaero and Pan Am Airlines (formerly Carnival) but were all subject to signed lease agreements as of November 30, 1998. The four aircraft were placed on lease with Olympic Airways, VASP, TAESA and Flying Colours. Lease income may decline in fiscal 1999 due to potential lessee defaults and lessee arrears.

     Part of the AOG period was spent performing maintenance work on all four aircraft prior to re-leasing. MSAF Group records the cash prepayments made by lessees for maintenance as a component of the liability for maintenance account which appears on the Consolidated Balance Sheets. When the lessee incurs maintenance expenditures, MSAF Group must return a corresponding amount of the prepayment to the lessee. At this time, MSAF Group will forward cash to the lessee, with a corresponding decrease to the liability for maintenance account. MSAF Group will only reimburse the lessee for the cost of maintenance expenditures to the extent that sufficient prepayments have been made by the lessee. At the time an aircraft is re-leased to a new lessee, an assessment is made of the expected maintenance reserve requirements; any excess reserve is then released to lease income.

     Lease income for Fiscal 1997 was $4.7 million, primarily reflecting a gain of $4.6 million relating to an aircraft leased to a customer under a sales-type capital lease.

     INVESTMENT INCOME

     MSAF Group earned investment income of $2.2 million in Fiscal 1998. Investment income is expected to decline going forward principally because excess cash has now either been used to acquire the aircraft or refunded to investors in respect of the undelivered THY aircraft.

     INTEREST EXPENSE

     Interest expense, including swap costs of $2.2 million, amounted to $50.5 million in Fiscal 1998. Interest expense relates to the cost of the Notes which were issued on March 3, 1998 and, therefore, only outstanding for approximately nine months in the period. The weighted average interest rate on the Subclass A-1 to D-1 Notes during Fiscal 1998 was 6.33% and the average debt in respect of the Subclass A-1 to D-1 Notes outstanding during Fiscal 1998 was $1,012.2 million.

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

     All eight swaps were originally entered into by MSCS, with an internal swaps desk as the counterparty, on November 12, 1997 and February 19, 1998, respectively. On March 3, 1998, all eight swaps were assigned to MSAF Group by MSCS and on such date such swaps had an aggregate fair value of approximately $(15.3) million. No consideration was paid to or received by MSAF Group in connection with the assumption of these swap positions. MSAF Group has recorded the assumption of these interest rate swaps at their fair value by recognizing a liability within other liabilities in its Consolidated Balance Sheets, with a corresponding charge to deemed distribution, a component of Beneficial Interestholder's Deficit.

     Four of the swaps assumed from MSCS having an aggregate notional principal amount of $800 million are accounted for as hedges of its obligations under the Notes. Under these swap arrangements MSAF Group will pay fixed and receive floating amounts on a monthly basis. The fair value of the liability assumed relating to those swaps which are being accounted for as hedges is being deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. This amount and the differential payable or receivable on such interest rate swap contracts, to the extent such swaps are deemed to be effective hedges for accounting purposes, are recognized as an adjustment to interest expense. The portion of these swaps not deemed to be effective hedges for accounting purposes are accounted for on a mark-to-market basis with changes in fair value reflected in interest expense.

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

     Notwithstanding the different accounting treatments for the various swaps, all eight swaps were required to hedge MSAF Group's interest rate exposure on an economic basis. In November 1997, MSAF Group had contracted to purchase the aircraft and their associated fixed rate leases but, prior to the time of pricing the Notes, was exposed to movements in interest rates with respect to its anticipated liabilities under the Notes. Accordingly, in November 1997, six swaps with a notional balance of $1,000 million were entered into by MSCS under which MSAF Group would pay fixed amounts and receive floating amounts. Once the Notes were priced in February 1998, MSAF Group could determine that to hedge the interest rate exposure associated with its variable rate debt it required swaps with a notional balance of approximately $800 million. Accordingly, in February 1998, MSCS entered into re-balancing swaps with a notional amount of $200 million under which MSAF Group would pay floating amounts and receive fixed amounts.

     The net economic effect of assigning all eight swaps with a gross notional amount of $1.2 billion to MSAF Group on March 3, 1998 was to fix MSAF Group's interest rate liability at November 12, 1997, shortly after the date MSAF Group incurred its exposure to movements in interest rates when it agreed to purchase the aircraft with associated fixed rate leases. See "Interest Rate Risk Management" under Item 7A below for more information regarding MSAF Group's swaps positions and hedging policy.

     DEPRECIATION

     The charge for depreciation in Fiscal 1998 amounted to $38.9 million. The charge is expected to be proportionately higher in future periods given that MSAF Group did not own all of the aircraft throughout Fiscal 1998.

     Depreciation expense was $0.04 million in Fiscal 1997, which was attributable to the three aircraft owned by MSAF Group during that period.

     OPERATING EXPENSES

     Service Provider and Other Fees. Service provider and other fees for Fiscal 1998 were $9.5 million. The most significant element was the aircraft servicing fee paid to ILFC, which amounted to $6.0 million for the year. A significant portion of the fees payable to ILFC are calculated as a percent of rental revenue actually received. Accordingly, the fees paid to ILFC reflected the lower rental revenue caused by AOGs and undelivered aircraft during the period. MSAF Group's service provider expenses also included $1.3 million in respect of administrative agency and cash management fees.

     Maintenance and Other Aircraft Related Costs. Maintenance and other aircraft related costs in Fiscal 1998 amounted to $3.0 million. These costs reflected additional maintenance work that was performed on the four aircraft which were repossessed. This work included a "C-check" for certain of the aircraft and the installation of new landing gear. MSAF Group will incur extra maintenance and modification costs as part of the restoration and delivery of the fourth aircraft to the new lessee. In the next six months it is likely that maintenance disbursements will increase due to an increase in the number of anticipated maintenance events.

     Included within maintenance and other aircraft related costs were insurance, re-leasing and other costs incurred in Fiscal 1998, which amounted to approximately $1.0 million. It is expected that re-leasing costs will increase proportionately over the next several months due to costs relating to reconfiguring aircraft for new lessees upon redelivery. It is also expected that additional insurance premiums relating to AOG will become payable in the first quarter of 1999.

     NET INCOME

     Net income for Fiscal 1998 was $20.2 million. Fiscal 1997's net income was $4.7 million.

     MSAF Group is a Delaware business trust treated as a branch of MSF for U.S. Federal, state and local income tax purposes. As such, MSAF Group is not subject to U.S. Federal, state and local income taxes.

FINANCIAL RESOURCES AND LIQUIDITY

     You should refer to Appendix 1 for more information regarding the cash performance of MSAF for the period from March 3, 1998 to November 16, 1998.

     LIQUIDITY

     MSAF's cash and cash equivalents balances at November 30, 1998 were $34.8 million. Of this amount, $25 million represents the cash portion of the Liquidity Reserve Amount (as defined below) and $9.8 million represents rental and maintenance receipts and cash held for accrued expenses.

     In addition to the $25 million cash portion at November 30, 1998, the Liquidity Reserve Amount also contained $41.2 million of undrawn credit and liquidity facilities from MSDW and ILFC. As of November 30, 1998, ILFC's short-term unsecured debt was rated A-1+ by Standard & Poor's, and, accordingly, the letter of credit previously issued by the Bank of Montreal to support ILFC's obligations under the ILFC facility was canceled.

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

     Net cash provided by operating activities in Fiscal 1998 amounted to $83.9 million, principally reflecting non-cash depreciation expense of $38.9 million, net income of $20.2 million, maintenance liabilities of $13.2 million and rental payment receivables of $7.4 million.

     There was no net cash provided by operating activities in Fiscal 1997, as cash flows from net income of $4.7 million was offset by the gain on a capital lease of $4.6 million and rental payment receivables of $0.1 million.

     CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

     In Fiscal 1998, the use of cash flows for investing activities of $887.3 million was to acquire the aircraft. Cash flows provided by financing activities of $838.2 million in Fiscal 1998 primarily reflect the proceeds from the offering of the Old Notes and the payment to MSF of a distribution with respect to the beneficial interest in MSAF.

     In Fiscal 1997, the use of cash flows for investing activities of $66.4 million was to acquire three of MSAF Group's aircraft. Cash flows provided by financing activities of $66.4 million primarily reflects the proceeds of borrowings from MSF.

     INDEBTEDNESS

     MSAF Group's indebtedness primarily consisted of the Subclass A-1 to D-1 Notes in the amount of $978.9 million at November 30, 1998. You should refer to "Interest Rate Risk Management" for a presentation of the outstanding principal amounts and estimated fair values of each subclass of Notes as of November 30, 1998.

     LIQUIDITY RESERVE AMOUNT

     The "LIQUIDITY RESERVE AMOUNT" is intended to serve as a source of liquidity for MSAF Group's maintenance obligations, security deposit return obligations, operating expenses, contingent liabilities and Note obligations. The Liquidity Reserve Amount may be funded with cash and with letters of credit, guarantees or other credit support instruments ("ELIGIBLE CREDIT FACILITIES") provided by, or supported with further Eligible Credit Facilities provided by, a person (an "ELIGIBLE PROVIDER") whose short-term unsecured debt is rated P-1 by Moody's, A-1+ by Standard & Poor's, or D-1+ by Duff & Phelps or is otherwise designated as an Eligible Provider by the Controlling Trustees. Both the ILFC facility discussed below under "-- ILFC Facility" and the MSDW facility discussed below under "-- MSDW Facility" are Eligible Credit Facilities and comprise part of the Liquidity Reserve Amount. There are currently no other Eligible Credit Facilities in place.

     The Liquidity Reserve Amount was approximately $66.2 million on November 30, 1998. The "MINIMUM LIQUIDITY RESERVE AMOUNT" may be funded with cash and with Eligible Credit Facilities and was approximately $15 million on November 30, 1998. The Liquidity Reserve Amount and the Minimum Liquidity Reserve Amount may be increased or decreased from time to time for any reason (including upon acquisitions of additional aircraft) by an action of the Controlling Trustees in light of changes in, inter alia, the condition of the Aircraft, the terms and conditions of the leases, the financial condition of the lessees, sales of aircraft and prevailing industry conditions; provided that MSAF Group will obtain confirmation in advance in writing from the rating agencies that any proposed reduction in the Liquidity Reserve Amount or the Minimum Liquidity Reserve Amount will not result in a lowering or withdrawal by any of the rating agencies of their respective ratings of any Notes.

     If the balance of cash on deposit, together with the amount available for drawing under any Eligible Credit Facilities, should fall below the Liquidity Reserve Amount at any time (including as a result of MSAF Group's determination that the Liquidity Reserve Amount should be increased, as required by the rating agencies or otherwise), MSAF Group may continue to make all payments, and any credit or liquidity enhancement facilities may be drawn to fund such payments, including required payments on the Notes, which rank prior to, or equally with, payments of the minimum principal payment amount on the class D Notes under the Indenture and any Permitted Accruals other than in respect of Modification Payments, provided that the balance of cash on deposit, together with the amount available for drawing under any Eligible Credit Facilities, does not fall below the Minimum Liquidity Reserve Amount at its then current level. "MODIFICATION PAYMENTS" are any capital expenditures for the purpose of effecting any optional improvement or modification of any aircraft, or for the optional conversion of any aircraft from a passenger aircraft to a freighter or mixed-use aircraft, for the purpose of purchasing or otherwise acquiring any engines or parts outside of the ordinary course of business. "PERMITTED ACCRUALS" are amounts in respect of expenses and costs that are not regular, monthly recurring expenses, including Modification Payments and refinancing expenses, if any, anticipated to become due and payable in any future interest accrual period. However, the balance of cash on deposit, together with the amount available for drawing under any Eligible Credit Facilities, may fall below the Minimum Liquidity Reserve Amount at its then current level and MSAF Group may continue to make payments of, and any credit or liquidity enhancement facilities may be drawn to fund such payments, all accrued and unpaid interest on any subclass of the most senior class of Notes then outstanding to avoid an event of default, with respect to the Notes and, on the final maturity date of any subclass thereof, principal of, any subclass of the most senior class of Notes then outstanding to avoid an event of default with respect to the Notes.

     Amounts drawn under any Eligible Credit Facility will either be repayable at the third level in the priority of payments, as set forth in the Indenture before the First Collection Account Top-Up (any such facility, a "PRIMARY ELIGIBLE CREDIT FACILITY") or at the 11th level in the priority of payments, before the Second Collection Account Top-Up (any such facility, a "SECONDARY ELIGIBLE CREDIT FACILITY"). The "FIRST COLLECTION ACCOUNT TOP-UP" is the amount, if positive, equal to (A) the Minimum Liquidity Reserve Amount less (B) amounts available for drawing under any Primary Eligible Credit Facilities. The "SECOND COLLECTION ACCOUNT TOP-UP" is the amount, if positive, equal to (A) the Liquidity Reserve Amount less (B) an amount equal to cash amounts reserved at the third level in the priority of payments plus amounts available for drawing under any Eligible Credit Facilities.

     The Liquidity Reserve Amount and the Minimum Liquidity Reserve Amount have been determined largely based on an analysis of historical experience, assumptions regarding MSAF Group's future experience and the frequency and cost of certain contingencies in respect of the aircraft currently owned by MSAF Group, and are intended to provide liquidity for meeting the cost of maintenance obligations and non-maintenance, aircraft-related contingencies such as removing regulatory liens, complying with ADs, repossessing and releasing aircraft. In analyzing the future impact of these costs, assumptions have been made regarding their frequency and amount based upon historical experience. There can be no assurance, however, that historical experience will prove to be relevant in the future or that actual cash received by MSAF Group in the future will not be significantly less than that assumed. Any significant variation may materially adversely affect the ability of MSAF Group to make payments of interest and principal on the Notes.

     ILFC FACILITY

     Under the ILFC facility, ILFC will hold certain security deposits with respect to the aircraft currently owned by MSAF Group as custodian for the benefit of the MSAF Group. ILFC will hold all cash security deposits paid with respect to the aircraft in MSAF Group's initial portfolio other than, (i) amounts determined in good faith by ILFC to be no longer held on behalf of a lessee, whether upon expiry of or default under the applicable lease or otherwise, and (ii) any cash security deposits in an amount exceeding three months' rent with respect to a single aircraft and paid by a single lessee. Any interest accruing on amounts of aircraft security deposits that are being held by ILFC will generally accrue for the benefit of ILFC.

     In addition, under the ILFC facility, ILFC will make loans to MSAF Group which MSAF Group may use for the same purposes as those for which the Liquidity Reserve Amount may be applied as discussed above under "-- Liquidity Reserve Amount," including to pay interest and minimum principal payment amounts payable under the Indenture on the Notes. ILFC's obligation to make such amounts available shall be limited to the ILFC facility commitment which was approximately $31.2 million on November 30, 1998. The ILFC facility commitment shall be equal to, (i) at any time before an early termination of the Servicing Agreement for a reason other than a sale of all the aircraft in MSAF Group's current portfolio or the repayment or defeasance of MSAF Group's debt (a "FACILITY REDUCTION EVENT"), the sum of, (A) $10 million plus, (B) total security deposits held by ILFC for the benefit of MSAF Group at such time minus,
(C) all drawings previously made by MSAF Group under the ILFC facility and required to be repaid to ILFC but not repaid at such time, and (ii) at any time from and after a Facility Reduction Event, $10 million minus all ILFC facility drawn amounts required to be repaid to ILFC but not repaid at such time.

     The ILFC facility is a Secondary Eligible Credit Facility and, accordingly, on the Note payment date following any drawing on the ILFC facility, MSAF Group will be obligated, to the extent there are available collections remaining after payment of the minimum principal payment amount on the class D Notes under the Indenture, to repay ILFC facility drawn amounts to ILFC, together with interest accrued thereon at 3% per annum, calculated on the basis of a 360-day year consisting of twelve 30-day months and compounded daily.

     ILFC's agreement to provide the ILFC facility will expire on the earliest of, (i) May 26, 2023, (ii) a sale of all the aircraft in MSAF Group's initial portfolio, and (iii) the repayment or defeasance of all MSAF Group's debt.

     At any time and for so long as ILFC is not an Eligible Provider, ILFC's obligations under the ILFC facility will be supported by an Eligible Credit Facility satisfactory to MSAF Group provided by an Eligible Provider at ILFC's expense (a "BACK-UP FACILITY").

     MSAF Group may borrow under the ILFC facility, (i) in order to pay interest and minimum principal payment amounts on the Notes, (ii) upon a downgrade in the short-term unsecured debt rating of the provider of the Back-Up Facility such that it is no longer an Eligible Provider, and (iii) upon failure by the provider of the Back-Up Facility to renew the Back-Up Facility (the events described in clause (ii) and (iii), each, a "SUSPENSION EVENT"). If for any reason ILFC fails to make any loan requested when due, MSAF Group may draw on the Back-Up Facility.

     In the event of a loan by ILFC, or a drawing on the Back-Up Facility, in a Suspension Event (a "SUSPENSION DRAWING"), MSAF Group will hold the drawing proceeds and such proceeds will comprise part of the cash portion of the Liquidity Reserve Amount. In the event of any drawing, the obligation to reimburse the provider of the Back-Up Facility shall be solely ILFC's obligation and the provider of the Back-Up Facility shall have no recourse to MSAF Group for any such amounts that are not reimbursed by ILFC.

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

     MSDW FACILITY

     Under the MSDW facility, MSDW will make loans to MSAF Group which MSAF Group may use for the same purposes as those for which the Liquidity Reserve Amount may be applied as discussed above under "-- Liquidity Reserve Amount," including to pay interest and minimum principal payment amounts on the Notes. MSDW's obligation to make such amounts available shall be limited to the MSDW facility commitment. The MSDW facility commitment, at any time, shall be equal to the sum of, (A) $10 million minus, (B) all drawings previously made by MSAF Group under the MSDW facility and not repaid at such time.

     The MSDW facility is a Secondary Eligible Credit Facility and, accordingly, on the Note payment date following any drawing on the MSDW facility, MSAF Group will be obligated, to the extent that there are Available Collections remaining after payment of the minimum principal payment amount on the class D Notes, to repay MSDW facility drawn amounts to MSDW, together with interest accrued thereon at 3% per annum, calculated on the basis of a 360-day year consisting of twelve 30-day months and compounded daily.

     MSDW's agreement to provide the MSDW facility will expire on the earlier of, (i) a sale of all the aircraft, and (ii) the repayment or defeasance of all MSAF Group's debt. MSDW has been designated by the Controlling Trustees as an Eligible Provider. MSDW's long-term unsecured debt is currently rated Aa3 by Moody's, A+ by Standard & Poor's and AA by DCR.

     OTHER FACILITIES

     There are currently no Primary Eligible Credit Facilities in place. MSAF Group may put in place other Eligible Credit Facilities from time to time, each of which shall be designated by the Controlling Trustees as a Primary Eligible Credit Facility or a Secondary Eligible Credit Facility. In addition, MSAF Group may from time to time put in place other credit or liquidity enhancement facilities which are not Eligible Credit Facilities. Amounts drawn under any such other facilities are repayable at the 11th level in the order of priorities, before the Second Collection Account Top-Up.

     YEAR 2000 READINESS DISCLOSURE

     Many existing computer systems use only two digits to identify a year in the date field. These systems were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. We have begun a process of assessing the potential impact of the year 2000 issue on our operations. Since substantially all of our operational functions have been delegated to the Servicer we have no information systems of our own. We may, however, suffer a material adverse impact on our business and results of operations if information technology upon which the lessees and ILFC rely is not year 2000 compliant.

     The administrative agent, cash manager and financial advisor each are reviewing their year 2000 exposure and identifying the steps that will need to be taken to ensure that their systems are year 2000 compliant. If the administrative agent's, cash manager's or financial advisor's systems are not fully year 2000 compliant, we do not expect the consequences of such noncompliance to have a material adverse effect on our business.

     ILFC has assessed its computer and information systems to determine the extent of its exposure to year 2000 risks. ILFC believes that all of its critical computer and information systems were year 2000 compliant as of September 30, 1998. ILFC is conducting a survey of the critical third parties with which it conducts business on our behalf to determine the extent of their exposure to year 2000 risks and the status of their year 2000 compliance efforts. As of February 1, 1999, ILFC has received responses from all but three of MSAF's 28 current lessees. Based on these responses, ILFC has indicated to MSAF that approximately half of the lessees are or will be year 2000 compliant by August 1999. ILFC is engaged in an ongoing dialog with noncompliant lessees and continues to attempt to contact the three lessees that have not responded so far. Nonetheless, significant uncertainties remain regarding the status of year 2000 compliance efforts of critical third parties and the risks to MSAF of noncompliance by such third parties.

     Noncompliance by a lessee could result in lost revenue for the lessee and an inability to make lease payments to MSAF. Noncompliance by the lessee's financial institutions could also adversely affect the ability to process lease payments. ILFC, on behalf of MSAF, has inquired of each lessee about whether it has addressed year 2000 compliance issues with its financial institutions.

     Our worst case scenario would be that a large number of lessees are unable to operate their aircraft and generate revenues and as a result are unable to make lease payments to MSAF. MSAF is unable to determine at this time the likelihood or magnitude of any resulting lost revenue or whether the consequences of year 2000 failures will have a material impact on MSAF's business or financial position.

     If a noncompliant lessee cannot operate its aircraft and cannot make contractual lease payments, our contingency plans may include for ILFC to repossess aircraft from lessees in default and then attempt to re-lease such aircraft to a year 2000 compliant lessee. We cannot assure that ILFC would be able to re-lease such aircraft at favorable terms or at all or that there may not be a significant delay in re-leasing. If a significant number of aircraft could not be re-leased at favorable terms or at all, it may have a material adverse effect on our business.

     Aircraft and air traffic control systems also depend heavily on microprocessors and software technology. If the systems employed by the aircraft are not year 2000 compliant, our business and results of operations may be adversely affected. Major aircraft manufacturers, including Boeing and Airbus, are conducting year 2000 reviews of the systems employed on their aircraft and are advising owners, operators and service providers of the steps to be taken to address any year 2000 problems that are identified. Among the aircraft systems that have been identified as being susceptible to year 2000 problems are certain on-board aircraft management and navigation systems. The nature and extent of the risks posed by potential failure of aircraft and aircraft control systems because of year 2000 problems has not been fully determined. We cannot assure that our lessees will follow the advice of aircraft manufacturers regarding the steps to be taken to address year 2000 compliance. It is not clear whether or to what extent manufacturers, owners or lessees will be responsible for the costs necessary to make aircraft systems year 2000 compliant. Accordingly, MSAF is currently not able to make any estimate of the amount, if any, it may be required to spend to remediate year 2000 problems associated with the aircraft. Such expenditures could, however, have a material adverse impact on the ability of MSAF to make payments on the Notes.

     The aviation insurance markets have sought to exclude any claims for losses incurred as a result of year 2000 problems under existing policies. However, the application of this exclusion may be mitigated by the availability of the following limited writeback endorsements ("YEAR 2000 ENDORSEMENTS"): (i) hull and aircraft liability coverage in respect of accidental loss of damage to insured aircraft and for liability arising out of an accident involving the insured aircraft as a result of a year 2000 occurrence and (ii) non aircraft liability coverage with regard to liability caused by an accident and arising out of a risk insured under the policy as a result of year 2000 failure. Therefore, the effect of the year 2000 endorsements is to provide that losses (including consequential losses) arising from a year 2000 failure will only be paid where they result from an accident involving an aircraft or an injury to a third party. Insurers will provide year 2000 endorsements to those airlines which satisfy insurers that they have identified and are adequately addressing the year 2000 issues affecting that airline. MSAF Group, in conjunction with ILFC and its insurance brokers, is currently assessing the year 2000 status of all of its lessees' aviation insurance.

     The year 2000 endorsements are currently available to MSAF Group in respect of any of its off-lease aircraft. In addition, MSAF Group maintains contingent insurance designed to protect the lessor in circumstances where the lessor fails to collect from the insurances required to be provided by the lessee. In respect of any insured claims for losses incurred as a result of year 2000 problems, MSAF Group's contingent insurances are not available if the operator's policy does not contain year 2000 endorsements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     MSAF Group's principal market risk exposure is to changes in interest rates. This exposure arises from its Notes and the derivative instruments used by MSAF to manage interest rate risk.

     The terms of each subclass of the Notes, including the outstanding principal amount and estimated fair value as of November 30, 1998 are as follows:

                         OUTSTANDING                                                                    ESTIMATED FAIR
                       PRINCIPAL AMOUNT        ANNUAL                                                      VALUE AT
                       AT NOVEMBER 30,      INTEREST RATE     EXPECTED FINAL PAYMENT   FINAL MATURITY    NOVEMBER 30,
SUBCLASS OF NOTE             1998         (PAYABLE MONTHLY)            DATE                 DATE             1998
----------------       ----------------   -----------------   ----------------------   --------------   --------------
                         ($000'S)                                                                          ($000'S)
Subclass A-1               $400,000         LIBOR + 0.21%           March 15, 2000     March 15, 2023      $391,320
Subclass A-2                274,062         LIBOR + 0.35%       September 15, 2005     March 15, 2023       270,581
Subclass B-1                 94,819         LIBOR + 0.65%           March 15, 2013     March 15, 2023       100,309
Subclass C-1                100,000                 6.90%           March 15, 2013     March 15, 2023       102,610
Subclass D-1                110,000                 8.70%           March 14, 2014     March 15, 2023       136,499

INTEREST RATE RISK MANAGEMENT

     The leasing revenues of MSAF Group are generated primarily from rental payments. Rental payments are currently entirely fixed but may be either fixed or floating with respect to future leases. In general, an interest rate exposure arises to the extent that MSAF Group's fixed and floating interest obligations in respect of the Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps and other derivative instruments. The subclass A-1, A-2 and B-1 Notes bear floating rates of interest and the subclass C-1 and D-1 Notes bear fixed rates of interest.

     MSAF is a party to eight interest rate swaps (the "INITIAL SWAPS") with MSCS. In six of these swaps MSAF pays a fixed monthly coupon and receives one month LIBOR and in two of these swaps MSAF pays one month LIBOR and receives a fixed monthly coupon on the notional balances as set out below:

                                                                                  FAIR VALUE AT
NOTIONAL                                          FIXED MONTHLY   FIXED MONTHLY   NOVEMBER 30,
BALANCE    EFFECTIVE DATE       MATURITY DATE       PAY RATE      RECEIVE RATE        1998
--------  -----------------   -----------------   -------------   -------------   -------------
($000'S)                                                (%)                 (%)     ($000'S)
100,000   November 12, 1997   November 15, 1999      6.0550              --           (1,011)
300,000   November 12, 1997   November 15, 2000      6.1325              --           (6,147)
200,000   November 12, 1997   November 15, 2002      6.2150              --           (7,541)
200,000   November 12, 1997   November 15, 2004      6.2650              --          (10,355)
150,000   November 12, 1997   November 15, 2007      6.3600              --          (10,098)
 50,000   November 12, 1997   November 15, 2009      6.4250              --           (3,769)
150,000   February 19, 1998   November 15, 2007          --           5.860            4,724
 50,000   February 19, 1998   November 15, 2009          --           5.905            1,606

     All eight swaps were originally entered into by MSCS with an internal swaps desk as the counterparty on November 12, 1997 and February 19, 1998, respectively. On March 3, 1998, all eight of the above swaps were assigned to MSAF by MSCS. Although MSAF Group's floating rate liability March 3, 1998 was approximately $800 million (after the repayment of principal due to the undelivered aircraft), the net economic effect of assigning all eight swaps to MSAF with an aggregate notional amount of $1.2 billion was to fix the interest rate liability at the November 12, 1997 interest rate. MSAF Group required this certainty both in furtherance of its interest rate management policy not to be adversely exposed to material movements in interest rates from November 12, 1997 (shortly after MSAF entered into the asset purchase agreement with ILFC for the acquisition of the aircraft and related fixed rate leases) and, by fixing the principal liabilities relating to the transaction, to facilitate the structuring of the transaction.

     MSAF Group regularly reviews its hedging requirements. In the future MSAF Group expects to seek to enter into additional swaps or sell at market value or unwind part or all of the initial and any future swaps in order to rebalance the fixed and floating mix of interest obligations (including those arising as a result of previous interest rate swaps entered into) and the fixed and floating mix of rental payments.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report. See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CONTROLLING AND INDEPENDENT TRUSTEES

     The Controlling Trustees and Independent Trustees of MSAF, their respective ages and principal activities are as follows:

NAME                                            AGE   TITLE
----                                            ---   -----
Karl Essig...................................   46    Controlling Trustee
Alexander C. Frank...........................   40    Controlling Trustee
A. Maurice Mason.............................   34    Controlling Trustee
C. Scott Peterson............................   38    Alternate Controlling Trustee
Juan C. O'Callahan...........................   64    Independent Trustee
Alexander C. Bancroft........................   61    Independent Trustee

     Karl Essig is a Managing Director in the International Securitisation Group at Morgan Stanley & Co. International Limited. Mr. Essig joined MSDW in August of 1980 and has worked in the London, New York and Tokyo offices on corporate finance, capital markets and derivatives transactions. In 1986 he founded Morgan Stanley's Asset-Backed Finance Group which he headed for five years. In 1992, Mr. Essig moved to London and established the International Securitisation Group, which he currently heads. Mr. Essig is a graduate of Stanford University and the Yale School of Management.

     Alexander C. Frank is a Managing Director in the Corporate Treasury Department, and the Treasurer of MSDW. Mr. Frank joined MSDW in 1985 and has worked in the New York and London offices, in the firm's Corporate Treasury and Corporate Tax Departments. In 1990 he established Morgan Stanley Treasury's European Capital and Financing activity in London. In 1993 Mr. Frank assumed responsibility for the firm's Global Capital and Finance function and became the Treasurer for North and South American activities. Mr. Frank is a graduate of Dartmouth College and the University of Michigan School of Business Administration.

     A. Maurice Mason is an Executive Director in the International Securitisation Group at Morgan Stanley & Co. International Limited. He joined Morgan Stanley's Investment Banking Division in 1994 where he was responsible for MSDW's corporate finance activities in the European transportation sector. In 1997 he transferred to the International Securitisation Group where he is responsible for the aviation finance sector. Prior to joining MSDW, he spent over six years in the capital markets group at GPA. Mr. Mason received a BA, BAI degree from Trinity College, Dublin.

     C. Scott Peterson is a Managing Director in the International Securitisation Group at Morgan Stanley & Co. International Limited. Mr. Peterson joined MSDW in 1988 in the Mortgage-Backed Finance Group. In 1989 he joined the Asset-Backed Finance Group and subsequently established the Equipment Finance Group to focus on transactions backed by aircraft and other capital equipment. In 1993 he initiated the liability management effort and led both the Equipment Finance and Liability Management Groups until his transfer to London in 1996. Mr. Peterson received a BSc from Oregon State University in 1982 and an MBA from The Wharton School in 1988.

     Juan C. O'Callahan is principal of JOCR, an aviation consultancy based in Connecticut. He joined The Boeing Company in 1961 after a career as a fighter pilot with the United States Marine Corps and has since worked at Pacific Air Lines, World Airways and GPA (having founded TAI, a forecasting and valuation consultancy that was acquired by GPA in 1982). He has served on the boards of America West Inc., Avitas Inc., Pembroke Capital Limited and WorldCorp Inc. Mr. O'Callahan is a graduate of the University of Pittsburgh, where he obtained a BSc in Aeronautical Engineering.

     Alexander C. Bancroft is a partner of the law firm of Shearman & Sterling. He specializes in the legal aspects of the financing of aircraft and other transportation equipment. He joined Shearman & Sterling in

1964 after military service and became a partner in 1973. Mr. Bancroft is a graduate of Harvard College and Harvard Law School.

     The Independent Trustees are entitled to participate in all meetings of the Controlling Trustees but are not entitled to vote on any matter except that the Independent Trustees are entitled to vote on any action (i) to cause MSAF or any subsidiary of MSAF to institute any proceeding seeking liquidation or insolvency or similar proceeding, (ii) to consent to any liquidation, insolvency or similar proceeding instituted against MSAF or any subsidiary of MSAF, (iii) to take certain other actions related to insolvency matters, and (iv) to sell, transfer, or otherwise dispose of, directly or indirectly, any aircraft where the proceeds received from such sale or transfer are less then certain targets set forth in the Indenture, and the unanimous consent of all the Controlling Trustees and the Independent Trustees shall be required to take any action specified in clauses
(i), (ii) or (iii) above.

     As is common with many other special purpose companies, MSAF will not have any employees or executive officers. Accordingly, the Controlling Trustees will rely upon ILFC and the other service providers, including affiliates of MSDW, for all asset servicing, executive and administrative functions pursuant to the respective service provider agreements. See "Risk Factors -- No Executive Management -- Reliance on Third Parties to Manage Our Business." Certain individuals other than the Controlling Trustees and the Independent Trustees listed above may serve as controlling or independent trustees or directors of various subsidiaries of MSAF Group where provisions of local law mandate a particular citizenship for trustees or directors.

THE SERVICER

     ILFC and its affiliates cannot be held responsible for any liabilities of MSAF or its affiliates, including any payments due to you on the Notes.

     ILFC provides services under the servicing agreement to MSAF Group (except where a substitute servicer may perform the services as described below). The Servicing Agreement details ILFC's:

     - various duties for the management and administration of our aircraft and the related leases;

     -  aircraft marketing activities; and

     - initial aircraft management-related obligations in connection with offers and sales by MSAF of refinancing notes or additional notes.

     ILFC provides the services in accordance with the express terms of its Servicing Agreement with MSAF which, inter alia, provides that ILFC will act in accordance with applicable law and with directions given by MSAF Group from time to time in accordance with the Servicing Agreement. In addition, under the Servicing Agreement, ILFC agrees to perform its services in accordance with the ILFC Services Standard and the ILFC Conflicts Standard, as defined on page 42 of this report on Form 10-K.

     The duties and obligations of ILFC are limited to those expressly set forth in the Servicing Agreement and ILFC will not have any fiduciary or other implied duties or obligations to MSAF Group or any other person, including any Noteholder.

     In addition to managing the aircraft, ILFC also manages aircraft assets owned by ILFC and other third parties. In the course of conducting such activities, ILFC will from time to time have conflicts of interest in performing its obligations on behalf of MSAF Group. See "Risk Factors -- Conflicts of Interest of ILFC."

     Pursuant to the Servicing Agreement, ILFC will not be liable to MSAF Group for any losses arising (i) as a result of an aircraft sold, leased or purchased on less favorable terms than might have been achieved at any time, provided such transactions were entered into on the basis of a commercial decision of ILFC, or
(ii) in respect of ILFC's obligation to apply the ILFC Conflicts Standard in respect of its performance of the services, except, in either situation, in the case of wilful misconduct or fraud on the part of ILFC. See "Risk Factors -- Limitation on ILFC's Liability."

     AIRCRAFT SERVICES

     ILFC has agreed to:

     - engage and maintain the necessary staff and supporting resources required to perform its services;

     - grant MSAF Group and its agent, access to its information, programs, records and personnel to enable MSAF Group to monitor its compliance with the Servicing Agreement and for general MSAF Group business; and

     -  separate its own funds from the funds of any person within MSAF Group.

     ILFC provides a wide range of services to MSAF Group, including:

     - lease marketing, such as remarketing, lease drafting, negotiation and execution;

     - aircraft asset management, such as rent collection, aircraft maintenance, insurance, contract compliance and enforcement against current lessees, and accepting delivery and redelivery of aircraft;

     -  current aircraft sales;

     - arranging valuations and monitoring and advising MSAF on regulatory developments;

     - assisting MSAF to stay in compliance with certain covenants under the Indenture;

     - providing MSAF with data and information relating to our aircraft and the commercial aviation industry;

     - assistance with any public or private offering and sale of refinancing notes or additional notes;

     - legal and other professional services relating to the lease, sale or financing of our aircraft, amendment modification or enforcement of our aircraft lease; and

     - periodic reporting of operational, financial and other information on our aircraft and leases.

     OPERATING GUIDELINES

     ILFC does not have any fiduciary or other implied duties to you or MSAF, and its obligations are limited to the express terms of the servicing agreement. In accordance with the express terms of the servicing agreement, ILFC will act in accordance with applicable law and with MSAF's directions.

     ILFC may exercise such authority as is necessary to give it a practicable and working autonomy in performing the services and must also comply with the following two principal contractual standards in performing its services.

     (1) ILFC must perform its services with reasonable care and diligence as if it were the owner of the aircraft consistent with the customary commercial practice of a prudent international aircraft lessor in the management servicing and marketing of commercial jet aircraft and related assets. This is referred to in this Report on Form 10-K as the ILFC Services Standard.

     (2) If a conflict of interest arises regarding ILFC's management, servicing or marketing of: (a) any two aircraft or (b) any aircraft and any other assets owned, managed, serviced or marketed by ILFC, ILFC is required to notify MSAF and perform the services in good faith. If the two aircraft and other assets owned, managed, serviced or market by ILFC are substantially similar in terms of objectively identifiable characteristics that are relevant for the particular services to be performed, ILFC will not discriminate among the aircraft or between any of the aircraft and any other aircraft then owned, managed, serviced or marketed by ILFC on an unreasonable basis. This is referred to in this Report on Form 10-K as the ILFC Conflicts Standard.

     All transactions to be entered into by ILFC on behalf of MSAF Group (other than with other persons within MSAF Group) must be at arm's length and on fair market value terms unless otherwise agreed or directed by MSAF Group. Certain transactions or matters require the specific approval of MSAF Group, including:

     - sales of (or commitments or agreements to sell) aircraft (other than as required by a lease);

     - the entering into of any new leases (including renewals or extensions, unless any such lease had originally been approved) if the lease does not comply with any applicable operating covenants set forth under "Description of the Notes -- Operating Covenants";

     - terminating any lease or leases to any single lessee with respect to aircraft then having a value in excess of $100 million;

     - unless provided for in the applicable budget, entering into any contract for the modification or maintenance of aircraft where the costs to be incurred (A) exceed the greater of (i) the estimated aggregate cost of a heavy maintenance or structural check for similar aircraft and (ii) available maintenance reserves or other collateral under the related lease or (B) are outside the ordinary course of MSAF Group's business;

     - entering into any capital commitment or confirming any order or commitment to acquire or acquiring aircraft or engines on behalf of MSAF Group, except, with respect to a replacement engine or a spare part for an aircraft, (A) if provided for in the applicable budget or (B) at such times and on such terms and conditions as ILFC deems reasonably necessary or appropriate and in no greater quantity than that which is required to enable the aircraft to be leased;

     - issuing any guarantee on behalf of, or otherwise pledging the credit of, any person within MSAF Group;

     - unless otherwise permitted, entering into any agreement for services to be provided in respect of aircraft by third parties at MSAF Group's cost outside the ordinary course of ILFC's business, except to the extent provided for in the applicable budget;

     - incurring or causing to be incurred on behalf of any person within MSAF Group any liability (actual or contingent), unless contemplated in the applicable budget, pursuant to a transaction of a type for which MSAF Group's specific approval is otherwise required, or incurred in the ordinary course of MSAF Group's business; and

     - any transaction with ILFC or any of its affiliates not contemplated in the Servicing Agreement.

     BUDGETS

     MSAF Group will adopt an annual and a three-year budget each year for all aircraft. ILFC has agreed to use best efforts to achieve the annual budget for each year.

     MANAGEMENT FEES AND SERVICER EXPENSES

     ILFC is paid a retainer fee as follows: $243,000 per month is payable until November 30, 1999 and approximately $162,000 is payable per month thereafter. The retainer fee is payable monthly in arrears and is subject to pro rata reduction for any month in which MSAF Group does not own all the aircraft currently in our fleet. ILFC also receives a monthly fee equal to 1% of the aggregate rent due for any month (or portion of a month) plus 1% of the aggregate rent actually paid for such month.

     ILFC will also receive three incentive fees:

     - a results-based incentive fee equal to 10% of any excess of actual net results for any year over a target amount contained in the applicable annual budget;

     - a sales-based fee equal to 1.5% of the lesser of the net proceeds of any sale and the target amount for the relevant aircraft agreed in advance by MSAF and ILFC; and

     - a sales-based incentive fee equal to 5% of any excess of the net proceeds of an aircraft sale over the target sales price for the aircraft.

     ILFC also will be reimbursed for certain expenses incurred in connection with its performance of the services. These expenses include, among other expenses, aircraft maintenance costs and insurance, outside professional advisory fees (including legal fees) and other out of pocket expenses, all of which in the aggregate may constitute a significant additional component of MSAF Group's total overhead costs.

     TERM AND TERMINATION

     The Servicing Agreement is for a term of 25 years expiring on May 26, 2023.

     Each party will also have the right to terminate the Servicing Agreement under certain circumstances. ILFC may terminate the Servicing Agreement if:

     - MSAF does not pay any amount payable by MSAF within five days of a delinquency notice;

     - MSAF or any of its subsidiaries shall materially breach any of their obligations under the Servicing Agreement other than payment obligations;

     - all of the public debt of the MSAF Group is repaid or defeased in full in accordance with the terms of any Indenture;

     -  all of the aircraft in MSAF Group's initial portfolio are sold;

     - an involuntary proceeding under applicable bankruptcy, insolvency, receivership or similar law against MSAF, any of its subsidiaries or a substantial part of the property or assets of any person within MSAF Group, continues undismissed for 120 days or any such person shall go into liquidation, suffer a receiver or mortgagee to take possession of all or substantially all of its assets or have an examiner appointed over it, or a petition or proceeding is presented for any of the foregoing and not discharged within 120 days; or

     - a voluntary proceeding is commenced under bankruptcy, insolvency, receivership or similar law against MSAF or any of its subsidiaries or MSAF or any of its subsidiaries, consents to the institution of, or fails within 120 days to contest the filing of, any petition described above, or files an answer admitting the material allegations of any such petition, or makes a general assignment for the benefit of its creditors.

     MSAF may terminate the Servicing Agreement if:

     - ILFC materially breaches any of its obligations under the Servicing Agreement;

     - ILFC fails, within a reasonable period of time, to re-lease an aircraft upon the termination of any lease or to sell an aircraft upon commercially reasonable written direction from MSAF;

     - all of the public debt of the MSAF Group is repaid or defeased in full in accordance with the terms of any Indenture;

     -  all of the aircraft in MSAF Group's initial portfolio are sold;

     - a Rating Decline occurs as a result of a Change of Control. A "RATING DECLINE" means that the rating of the outstanding senior unsecured long-term debt securities of the Servicer is decreased below A1 by Moody's, below A+ by Standard & Poor's or below AA- by DCR, at any time between (a) the date of public notice of a Change of Control, or of the intention of ILFC or any person to effect a Change of Control and (b) 90 days after the occurrence of the Change of Control (which period shall be extended so long as the rating of the outstanding senior unsecured long-term debt securities of the Servicer is under publicly announced consideration for possible downgrade by a Rating Agency). A "CHANGE OF CONTROL" means that either (A) any person or any persons acting together that would constitute a "group" (a "GROUP") for purposes of Section 13(d) of the Securities Exchange Act of 1934, together with any affiliates or persons directly or indirectly owning 5% of the outstanding common stock or equity interest, or of the combined voting power of the voting stock, of such person ("RELATED PERSONS"), shall beneficially own (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934 ("RULE 13D-3")) at least 50% of the aggregate voting power of all classes of voting stock of ILFC, or (B) any person or Group, together with any affiliates or Related Persons, shall succeed in having a sufficient number of its nominees elected to the Board of Directors of the Servicer such that such nominees, when added to any existing director remaining on the Board of Directors of ILFC after such election who was a nominee of or is an affiliate or Related Person of such person or Group, will constitute a majority of the Board of Directors of the Servicer; provided that with respect to both clauses (A) and (B) above, a Change of Control shall not be deemed to have occurred if American International Group, Inc. continues to beneficially own (within the meaning of Rule 13d-3) at least 51% of the aggregate voting power of all classes of voting stock of the Servicer;

     - an involuntary proceeding under applicable bankruptcy, insolvency, receivership or similar law against ILFC or any of its subsidiaries continues undismissed for 120 days or ILFC goes into liquidation, suffers a receiver or mortgagee to take possession of all or substantially all of its assets or has an examiner appointed over it or if a petition or proceeding is presented for any of the foregoing and not discharged within 120 days; or

     - a voluntary proceeding is commenced against ILFC under bankruptcy, insolvency, receivership or similar law or ILFC shall make a general assignment for the benefit of its creditors.

     Except where ILFC terminates the Servicing Agreement because MSAF does not pay ILFC, the Servicing Agreement may not be terminated, unless a replacement servicer has been appointed and accepted such appointment. In the event that a replacement servicer has not been appointed within 90 days after any termination of the Servicing Agreement or resignation by ILFC, ILFC may petition any court of competent jurisdiction for the appointment of a replacement servicer.

     ASSIGNMENT OF SERVICING AGREEMENT

     ILFC, and MSAF may not assign their rights and obligations under the Servicing Agreement without each others prior consent.

     PRIORITY OF PAYMENT OF SERVICING FEES AND REIMBURSABLE EXPENDITURES

     ILFC's fees and expenses rank senior in priority of payment to all payments on the Notes.

CORPORATE MANAGEMENT

     With regard to the corporate affairs of MSAF Group, the administrative agent, the cash manager and the financial advisor provide management services to MSAF Group as follows:

     ADMINISTRATIVE AGENT

     Cabot Aircraft Services Limited ("CABOT") acts as the administrative agent of MSAF Group.

     Cabot is responsible for providing administrative, accounting, bank account management and calculation and other services to MSAF. Cabot's duties include:

     - monitoring the performance of ILFC (including ILFC's compliance with the Servicing Agreement) and reporting on such performance to MSAF;

     - assisting MSAF in establishing a program for evaluating ILFC's performance under the Servicing Agreement;

     - acting as liaison with various rating agencies to assess the impact of management decisions on the ratings of the Notes and coordinating responses to rating agency questions;

     - maintaining on behalf of MSAF Group accounting ledgers and providing on a quarterly and annual basis draft accounts on a combined basis for MSAF Group as well as, on a quarterly and annual basis, on an individual company basis for certain companies. However, MSAF Group retains responsibility for the ledgers and accounts including all discretionary decisions and judgments relating to the preparation and maintenance thereof, and MSAF Group retains responsibility for, and prepares, its financial statements;

     -  preparing annual budgets and presenting them to MSAF Group for approval;

     -  authorizing payment of certain bills and expenses;

     - to the extent required by MSAF Group or the parties thereto, coordinating any amendments to the transaction agreements, subject to the approval of MSAF Group;

     - supervising outside counsel and other professional advisers and coordinating legal and other professional advice received by MSAF Group other than with respect to any service or matter which is ILFC's responsibility under the Servicing Agreement;

     - preparing and coordinating reports to investors and to the Securities and Exchange Commission, including preparing press releases and managing investor relations with the assistance of outside counsel and auditors, if appropriate;

     - preparing for the approval of MSAF Group and filing all required tax returns with the assistance of outside counsel and auditors, if appropriate;

     - maintaining, or monitoring the maintenance of, the books, records, registers and associated filings of MSAF Group;

     - preparing an agenda and any required papers for meetings of the governing bodies of the entities within MSAF Group;

     - assisting in making aircraft lease, sale and capital investment decisions;

     - overseeing the general operation of the credit facility with ILFC whereby ILFC has agreed to make loans to MSAF to provide MSAF with liquidity necessary to meet its obligations under the Notes;

     - overseeing the general operation of the MSDW credit facility whereby MSDW has agreed to make loans to MSAF to provide MSAF with liquidity necessary to meet its obligations under the Notes;

     -  establishing and maintaining bank accounts;

     - advising MSAF Group as to the appropriate levels of the Liquidity Reserve Amount which is intended to provide a source of liquidity for
        (i) MSAF Group's maintenance obligations, (ii) MSAF Group's obligation to repay lessee security deposits, (iii) certain other contingencies in respect of the aircraft and (iv) payments of interest and principal on the Notes;

     -  informing ILFC of the aggregate deposits in the accounts as required;

     - directing withdrawals and transfers from the accounts in accordance with the Indenture;

     -  receiving data provided by ILFC with respect to the aircraft and leases;

     - calculating certain monthly payments, and all other calculations otherwise required pursuant to the Indenture;

     - providing the Trustee with information required by the Trustee to provide its reports to the Noteholders; and

     - providing additional services upon the request of MSAF Group upon terms to be agreed at the time of any such request.

     Cabot may delegate to a third party one or more of the above administrative services it is responsible for providing to MSAF Group.

     Cabot receives a monthly fee equal to 1.5% of the rental payments made by the lessees under the leases for such month from MSAF Group in respect of its services to MSAF Group subject to an annual minimum of $200,000. Cabot is entitled to indemnification by MSAF Group for, and will be held harmless against, any loss or liability incurred by Cabot arising out of or in connection with its provision of administrative services to MSAF Group (other than through its own deceit, fraud, gross negligence or wilful misconduct or that of its officers, directors, agents and employees).

     MSAF Group may remove Cabot at any time on 120 days' written notice.

     Cabot may resign on 120 days' written notice in certain circumstances.

     CASH MANAGER

     Bankers Trust Company acts as the cash manager. Subject to certain limitations and at the direction of MSAF Group, Bankers Trust is authorized to invest the funds held by MSAF Group in the Accounts in certain prescribed investments (the "PERMITTED ACCOUNT INVESTMENTS") on permitted terms.

     Bankers Trust devotes the same amount of time and attention to and is required to exercise the same level of skill, care and diligence in the performance of its services as a prudent businessperson would in administering such services on its own behalf. Bankers Trust's annual fees are not expected to exceed $50,000 per annum. Bankers Trust is entitled to indemnification by MSAF Group for, and will be held harmless against, any loss or liability incurred by Bankers Trust (other than through its own gross negligence (or simple negligence in the handling of funds), deceit, fraud or wilful misconduct or that of its officers, directors, agents and employees).

     MSAF may remove Bankers Trust at any time on 90 days' written notice as long as MSAF Group has engaged another person or entity to perform the services that were being provided by Bankers Trust. Bankers Trust may resign on 90 days' written notice as long as MSAF Group has engaged another person or entity to perform the services that were being provided by Bankers Trust.

     FINANCIAL ADVISOR

     Morgan Stanley & Co. Incorporated acts as the financial advisor.

     The financial advisor is responsible for assisting MSAF Group in developing and implementing its interest rate risk management policies and developing models for the purposes of analyzing the financial impact of aircraft lease, sale and capital investment decisions. The financial advisor receives a fee of $50,000 per annum, payable monthly in arrears in equal instalments, from MSAF Group in respect of its services to MSAF Group. MSAF or the financial advisor may terminate the Financial Advisory Agreement on 30 days' written notice.

     DELAWARE TRUSTEE

     Wilmington Trust Company maintains the books and records, including minute books and records and trust certificate records, of MSAF. Wilmington Trust makes available telephone, telecopy, telex and post office box facilities and maintains MSAF's principal place of business in Delaware.

ITEM 11.  EXECUTIVE COMPENSATION

     All trustees are compensated for travel and other expenses incurred by them in the performance of their duties. MSAF will pay each Independent Trustee $50,000 per annum for their services in such capacity. The Controlling Trustees appointed by a subsidiary of MSDW as the depositor of MSAF will not receive remuneration from MSAF for their services.

     The Controlling Trustees have not received any additional cash or non-cash compensation as salary or bonus for their services as Controlling Trustees. In the future, however, Controlling Trustees may receive an interest in the Beneficial Interest. None of the trustees of MSAF currently has an employment contract with MSAF.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     MSAF has had and currently maintains various relationships with MSDW. First, MSDW acted as a promoter in establishing the entities that comprise MSAF Group. Second, MSAF Group received approximately $920 million in non-interest bearing loans from MSF, a wholly owned subsidiary of MSDW, which were utilized to purchase 31 of the 32 aircraft. Third, MSF holds all of the beneficial interest in MSAF and at the time of the issuance of the Notes, MSF received a beneficial interest distribution of approximately $976 million. Fourth, Cabot, an indirect wholly owned subsidiary of MSDW acts as the Administrative Agent for MSAF Group. Fifth, the Controlling Trustees of MSAF are three individuals appointed by a subsidiary of MSDW. Sixth, Morgan Stanley & Co. Incorporated is acting as financial advisor to MSAF.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2). Financial Statements: the response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1.

     (a)(3) and (c).  Exhibits:

      3.1 Certificate of Trust of MSAF*

      3.2 Third Amended and Restated Trust Agreement of MSAF dated as of March 3, 1998*

      4.1 Indenture dated as of March 3, 1998 by and among MSAF and Bankers Trust Company, as Trustee with respect to the Notes*

      4.2 Form of Global Note (included in Exhibit 4.1)

      4.3 Registration Rights Agreement dated March 3, 1998 by and between MSAF and Morgan Stanley & Co. International Limited*

     10.1 Administrative Agency Agreement dated as of March 3, 1998 among MSAF, Cabot Aircraft Services Limited, as Administrative Agent, Bankers Trust Company, as Security Trustee and each subsidiary of MSAF*

     10.2 Cash Management Agreement dated as of March 3, 1998 among MSAF, Bankers Trust Company, as Security Trustee and as Cash Manager and each subsidiary of MSAF*

     10.3 Financial Advisory Agreement dated as of March 3, 1998 between MSAF and Morgan Stanley & Co. Incorporated, as Financial Adviser*

     10.4 Custody and Loan Agreement dated as of March 3, 1998 among MSAF, International Lease Finance Corporation and each subsidiary of MSAF*

     10.5 Loan Agreement dated as of March 3, 1998 between MSAF and Morgan Stanley, Dean Witter, Discover & Co.*

     10.6 Security Trust Agreement dated as of March 3, 1998 among MSAF, Bankers Trust Company, as Security Trustee, as Cash Manager and as Trustee, Cabot Aircraft Services Limited, as Administrative Agent and each subsidiary of MSAF*

     10.7 Reference Agency Agreement dated as of March 3, 1998 among MSAF, Bankers Trust Company, as Reference Agent and as Trustee and Cabot Aircraft Services Limited, as Administrative Agent*

     10.8 Servicing Agreement dated as of November 10, 1997 among MSAF, International Lease Finance Corporation, Cabot Aircraft Services Limited, as Administrative Agent and each subsidiary of MSAF*

     10.9 Asset Purchase Agreement dated as of November 10, 1997 between MSAF and International Lease Finance Corporation*

     21.1 Subsidiaries of MSAF*

     23.1 Consent of Aircraft Information Services, Inc.**

     23.2 Consent of BK Associates, Inc.**

     23.3 Consent of Airclaims Limited**

     27.1 Financial Data Schedule**

     99.1 Appraisal of Aircraft Information Services, Inc. relating to the Aircraft**

     99.2 Appraisal of BK Associates, Inc. relating to the Aircraft**

     99.3 Appraisal of Airclaims Limited relating to the Aircraft**
---------------

 * Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-56575), previously filed with the Securities and Exchange Commission

** Filed herewith

     (b). Reports on Form 8-K: filed for event dates November 12, 1998, December 14, 1998 and January 14, 1999 (each relating to the monthly report to holders of the Notes) and February 12, 1999 (relating to the annual and monthly reports to holders of the Notes).

     (d).  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MORGAN STANLEY AIRCRAFT FINANCE

                                          By:     /s/ C. SCOTT PETERSON
                                            ------------------------------------
                                            C. Scott Peterson
                                            Controlling Trustee

Dated: February 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 26, 1999.

                       SIGNATURE                                                 TITLE
                       ---------                                                 -----

                     /s/ KARL ESSIG                                       Controlling Trustee
--------------------------------------------------------             (principal executive officer)
                       Karl Essig

                 /s/ ALEXANDER C. FRANK                                   Controlling Trustee
--------------------------------------------------------          (principal financial and accounting
                   Alexander C. Frank                                          officer)

                  /s/ A. MAURICE MASON                                    Controlling Trustee
--------------------------------------------------------
                    A. Maurice Mason

                 /s/ JUAN C. O'CALLAHAN                                   Independent Trustee
--------------------------------------------------------
                   Juan C. O'Callahan

               /s/ ALEXANDER C. BANCROFT                                  Independent Trustee
--------------------------------------------------------
                 Alexander C. Bancroft

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Auditors..............................    F-2
Consolidated Balance Sheets.................................    F-3
Consolidated Statements of Income...........................    F-4
Consolidated Statements of Cash Flows.......................    F-5
Consolidated Statements of Changes in Beneficial
  Interest/(Deficit)........................................    F-6
Notes to the Consolidated Financial Statements..............    F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Trustees of
Morgan Stanley Aircraft Finance and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Morgan Stanley Aircraft Finance and Subsidiaries (the "Group") as of November 30, 1998 and 1997, and the related consolidated statements of income, cash flows and changes in beneficial interest/(deficit) for the fiscal year ended November 30, 1998 and the period from October 30, 1997 (date of formation) to November 30, 1997. These consolidated financial statements are the responsibility of the Group's trustees. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the trustees, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Group at November 30, 1998 and 1997, and the results of its operations and its cash flows for the fiscal year ended November 30, 1998 and the period from October 30, 1997 to November 30, 1997 in conformity with generally accepted accounting principles.

/s/  Deloitte & Touche LLP
New York, New York
January 22, 1999

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                NOVEMBER 30,    NOVEMBER 30,
                                                                    1998            1997
                                                                ------------    ------------
ASSETS
Cash and cash equivalents...................................     $   34,850       $    --
Receivables:
  Lease income, net.........................................          4,968           137
  Investment income and other...............................            153            --
Aircraft under operating leases, net........................        933,111        45,937
Investment in capital lease, net............................         20,357        25,000
Underwriting and other issuance related costs, net of
  amortization..............................................         17,053            --
                                                                 ----------       -------
Total Assets................................................     $1,010,492       $71,074
                                                                 ==========       =======
LIABILITIES AND BENEFICIAL INTERESTHOLDER'S (DEFICIT)/EQUITY
Payables:
  To Morgan Stanley Financing Inc. .........................     $       --       $66,369
  Interest payable to Noteholders...........................          2,655            --
Deferred rental income......................................          7,351            --
Liability for maintenance...................................         51,939            --
Other liabilities...........................................         16,415            --
Notes payable:
  Class A-1.................................................        400,000            --
  Class A-2.................................................        274,062            --
  Class B-1.................................................         94,819            --
  Class C-1.................................................        100,000            --
  Class D-1.................................................        110,000            --
                                                                 ----------       -------
                                                                  1,057,241        66,369
                                                                 ----------       -------
Commitments and contingencies
Beneficial Interestholder's (Deficit)/Equity:
  Beneficial Interest.......................................              1             1
  Deemed Distribution.......................................        (15,305)           --
  (Accumulated Deficit)/Retained Earnings...................        (31,445)        4,704
                                                                 ----------       -------
  Total Beneficial Interestholder's (Deficit)/Equity........        (46,749)        4,705
                                                                 ----------       -------
Total Liabilities and Beneficial Interestholder's
  (Deficit)/Equity..........................................     $1,010,492       $71,074
                                                                 ==========       =======

                 See Notes to Consolidated Financial Statements

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                                     PERIOD FROM
                                                                                  OCTOBER 30, 1997
                                                                  FISCAL              (DATE OF
                                                                YEAR ENDED          FORMATION) TO
                                                             NOVEMBER 30, 1998    NOVEMBER 30, 1997
                                                             -----------------    -----------------
Revenues:
  Lease income, net......................................        $120,005             $  4,747
  Investment income on collection account................           2,156                   --
                                                                 --------             --------
  Total revenues.........................................         122,161                4,747
                                                                 --------             --------
Expenses:
  Interest expense.......................................          50,533                   --
  Depreciation expense...................................          38,876                   43
  Operating expenses:
     Service provider and other fees.....................           9,534                   --
     Maintenance and other aircraft related costs........           2,969                   --
                                                                 --------             --------
  Total expenses.........................................         101,912                   43
                                                                 --------             --------
Net income...............................................        $ 20,249             $  4,704
                                                                 ========             ========

                 See Notes to Consolidated Financial Statements

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               PERIOD FROM
                                                                               OCTOBER 30,
                                                                               1997 (DATE
                                                                  FISCAL      OF FORMATION)
                                                                YEAR ENDED         TO
                                                               NOVEMBER 30,   NOVEMBER 30,
                                                                   1998           1997
                                                               ------------   -------------
Cash flows from operating activities
  Net income................................................    $   20,249      $  4,704
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation expense -- equipment under operating
     leases.................................................        38,876            43
  Gain on capital lease.....................................            --        (4,610)
  Amortization of underwriting and other issuance related
     costs..................................................           837            --
  Provision for doubtful accounts...........................           689            --
  Changes in assets and liabilities:
     Receivables:
       Investment income and other..........................          (153)           --
       Lease income, net....................................        (5,520)         (137)
     Investment in capital lease............................         4,643            --
     Liability for maintenance..............................        13,204            --
     Interest payable to Noteholders........................         2,655            --
     Deferred rental income.................................         7,351            --
     Other liabilities......................................         1,110            --
                                                                ----------      --------
Net cash provided by operating activities...................        83,941            --
                                                                ----------      --------
Cash flows from investing activities
  Purchase of aircraft......................................      (887,315)      (66,370)
                                                                ----------      --------
Net cash used for investing activities......................      (887,315)      (66,370)
                                                                ----------      --------
Cash flows from financing activities
  Issuance of beneficial interest to Morgan Stanley
     Financing Inc..........................................            --             1
  Proceeds from Notes, net of underwriting costs............     1,041,610            --
  Proceeds from borrowings from Morgan Stanley Financing
     Inc....................................................       853,490        66,369
  Beneficial Interest Distribution..........................      (976,257)           --
  Repayments of Notes.......................................       (71,119)           --
  Other issuance related costs..............................        (9,500)           --
                                                                ----------      --------
Net cash provided by financing activities...................       838,224        66,370
                                                                ----------      --------
Net increase in cash and cash equivalents...................        34,850            --
Cash and cash equivalents at beginning of period............            --            --
                                                                ----------      --------
Cash and cash equivalents at end of period..................    $   34,850      $     --
                                                                ==========      ========

                 See Notes to Consolidated Financial Statements

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN BENEFICIAL INTEREST/(DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                              RETAINED       TOTAL
                                                                              EARNINGS     BENEFICIAL
                                                BENEFICIAL      DEEMED      (ACCUMULATED    INTEREST
                                                 INTEREST    DISTRIBUTION     DEFICIT)     (DEFICIT)
                                                ----------   ------------   ------------   ----------
Issuance of Beneficial Interest..............   $       1      $     --       $     --     $       1
Net income...................................          --            --          4,704         4,704
                                                ---------      --------       --------     ---------
Balance at November 30, 1997.................           1            --          4,704         4,705
Net income...................................          --            --         20,249        20,249
Deemed Distribution..........................          --       (15,305)            --       (15,305)
Borrowings from Morgan Stanley Financing Inc.
  converted into Beneficial Interest.........     919,859            --             --       919,859
Payment of Beneficial Interest Distribution
  to Morgan Stanley Financing Inc............    (919,859)           --        (56,398)     (976,257)
                                                ---------      --------       --------     ---------
Balance at November 30, 1998.................   $       1      $(15,305)      $(31,445)    $ (46,749)
                                                =========      ========       ========     =========

                 See Notes to Consolidated Financial Statements

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     Morgan Stanley Aircraft Finance ("MSAF") is a special-purpose statutory business trust that was formed on October 30, 1997 under the laws of Delaware. MSAF and its subsidiaries ("MSAF GROUP") were formed to conduct certain limited activities, including acquiring, financing, re-financing, owning, leasing, re-leasing, selling, maintaining and modifying commercial aircraft. All of the beneficial interest of MSAF Group is owned by Morgan Stanley Financing Inc. ("MSF"), a wholly owned subsidiary of Morgan Stanley Dean Witter & Co. ("MSDW"). MSAF Group's obligations, including its financial debt obligations, are not obligations of, or guaranteed by, MSDW, MSF or any person other than MSAF Group.

     The consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

     All material intercompany transactions have been eliminated.

     The accompanying Consolidated Financial Statements include the results of MSAF Group for the 12 months ended November 30, 1998 ("Fiscal 1998") and the period from October 30, 1997 (date of formation) to November 30, 1997 ("Fiscal 1997").

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and highly liquid investments with a maturity of three months or less.

Revenue Recognition

     Revenue from aircraft on operating leases is recognized on a straight-line basis.

     Certain lease contracts may require the lessee to make separate payments for flight hours flown and revenue sector passenger miles flown. In such instances, MSAF Group recognizes rental revenues as they are earned in accordance with the terms of the lease contract.

Aircraft

     Aircraft, including engines, are stated at cost less accumulated depreciation. Cost is comprised of the cash purchase price paid plus any maintenance liabilities that MSAF Group assumed from the seller at the date of purchase. Depreciation is calculated on a straight line basis. The estimates of useful lives and residual values are reviewed periodically. The current estimates for residual values are generally 10% of cost and useful lives are generally 25 years from the date of manufacture.

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " ("SFAS 121"), the recognition of an impairment loss for an asset held for use is required when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of impairment loss is to be recognized based on the fair value of the asset. Fair value reflects the underlying economic value of the aircraft, including engines, in normal market conditions (where supply and demand are in reasonable equilibrium) and assumes adequate time for a sale and a willing buyer and seller. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly. The fair value of the assets is based on independent valuations of the aircraft in the fleet and estimates of discounted future cash flows.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SFAS 121 also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated disposal costs. At November 30, 1998 and 1997, no impairment losses had been recognized.

Liability for Maintenance

     In most lease contracts the lessee has the obligation for maintenance costs on airframes and engines. In many lease contracts the lessee makes a full or partial prepayment to the lessor, calculated at an hourly rate, which is used to reimburse the lessee for significant maintenance charges, including major airframe and engine overhauls. Such prepayments are generally non-refundable. MSAF Group records the cash prepayments made by lessees for maintenance as a component of the liability for maintenance account which appears on the Consolidated Balance Sheets. When the lessee incurs maintenance expenditures, MSAF Group must return a corresponding amount of the prepayment to the lessee. At this time, MSAF Group will forward cash to the lessee, with a corresponding decrease to the liability for maintenance account. MSAF Group will only reimburse the lessee for the cost of maintenance expenditures to the extent that sufficient prepayments have been made by the lessee. At the time an aircraft is re-leased to a new lessee, an assessment is made of the expected maintenance reserve requirements; any excess reserve is then released to lease income.

     MSAF Group also estimates the amount of maintenance expenditures for which it will have primary responsibility. Such expenditures typically are required when an aircraft must be prepared prior to the commencement of a new lease. MSAF Group also makes estimates of the amounts that, in certain circumstances (including lessees defaulting on payment obligations), could result in MSAF Group incurring maintenance costs which are the lessee's primary responsibility. When MSAF Group determines that it will be primarily responsible for certain maintenance expenditures, the amount of such expenditure is charged directly to earnings and is included as a component of the liability for maintenance account appearing on the Consolidated Balance Sheets.

Allowance for Doubtful Accounts

     Allowances are made for doubtful accounts where it is considered that there is a significant risk of non-recovery. The assessment of risk of non-recovery is primarily based on the extent to which amounts outstanding exceed the expected value of security deposits held (if any), together with an assessment of the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. At November 30, 1998, MSAF Group had recorded allowances for doubtful accounts against lease income receivables for two lessees totalling $0.7 million. There was no allowance for doubtful accounts at November 30, 1997.

Income Taxes

     MSAF is a Delaware business trust treated as a branch of MSF for U.S. Federal, State and local income tax purposes. As such, MSAF is not subject to U.S. Federal, State and local income taxes.

Concentrations of Credit Risk

     Credit risk with respect to operating lease receivables is generally diversified due to the number of lessees comprising MSAF Group's customer base and the different geographic areas in which they operate. At November 30, 1998 MSAF Group had leased aircraft to 29 lessees in 19 countries. The geographic concentrations of the Company's leasing revenues is set forth in Note 6.

     Many of MSAF Group's lessees are in a relatively weak financial position because of the difficult economic conditions in the civil aviation industry as a whole and because, in general, weakly capitalized airlines are more likely to seek operating leases. In addition, at November 30, 1998, 15 of MSAF Group's

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

aircraft are being leased to lessees domiciled in certain emerging markets nations, including those located in Eastern Europe, the Middle East, Latin America and Asia. Emerging market economies have recently been affected by severe economic and financial difficulties. The exposure of MSAF Group's aircraft to particular countries and customers is managed partly through concentration limits and through obtaining security from lessees by way of deposits. MSAF Group will continue to manage its exposure to particular countries, regions and lessees through concentration limits.

New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. MSAF Group is in the process of evaluating the impact of adopting SFAS No. 133.

NOTE 3 -- AIRCRAFT

                                                                NOVEMBER 30,    NOVEMBER 30,
                                                                    1998            1997
                                                                ------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Stage 3 Aircraft and one spare engine:
Cost........................................................      $972,030        $45,980
Less Accumulated depreciation...............................       (38,919)           (43)
                                                                  --------        -------
                                                                  $933,111        $45,937
                                                                  ========        =======
Aircraft cost includes $38.7 million of maintenance
  liabilities that MSAF Group assumed at the date of
  purchase.
Fleet Analysis:
On lease for a further period of:
More than five years........................................             8              2
From one to five years......................................            20              1
Less than one year..........................................             5             --
                                                                  --------        -------
Total aircraft portfolio (including one spare engine).......            33              3
                                                                  ========        =======

     At November 30, 1998 and 1997 there were no non-revenue earning aircraft in MSAF Group's portfolio.

NOTE 4 -- INVESTMENT IN CAPITAL LEASE

     One of MSAF Group's aircraft has been leased to a customer under a sales-type capital lease. The components of MSAF Group's investment in this lease are as follows:

                                                                NOVEMBER 30,    NOVEMBER 30,
                                                                    1998            1997
                                                                ------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Minimum lease payments receivable...........................      $ 25,302        $31,542
Less: Unearned income.......................................        (4,945)        (6,542)
                                                                  --------        -------
Net investment in capital lease.............................      $ 20,357        $25,000
                                                                  ========        =======

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At November 30, 1998, minimum lease payments for each of the five succeeding fiscal years are $4 million.

     In Fiscal 1997, the Company recorded a gain of $4.6 million at the inception of the lease, which represented the excess of the present value of the minimum lease payments over the cost of the aircraft.

     Unearned income is recognized over the term of the lease using the interest method.

NOTE 5 -- LEASE INCOME RECEIVABLE

     Lease income receivable was as follows:

                                                                NOVEMBER 30,    NOVEMBER 30,
                                                                    1998            1997
                                                                ------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Lease income receivable.....................................       $5,657           $137
Less: Provision for doubtful accounts.......................         (689)            --
                                                                   ------           ----
Lease income receivable, net................................       $4,968           $137
                                                                   ======           ====

     The provision for doubtful accounts of $0.7 million in Fiscal 1998 is recorded as a reduction of lease income revenues in the Consolidated Statement of Income.

NOTE 6 -- REVENUES

     The distribution of lease revenues by geographic area is as follows:

                                                                FISCAL 1998    FISCAL 1997
                                                                -----------    -----------
                                                                  (DOLLARS IN THOUSANDS)
North America...............................................     $  8,743        $   137
Asia........................................................       13,814             --
Europe......................................................       51,409             --
Middle East.................................................       10,950             --
Latin America...............................................       20,084          4,610
Other.......................................................       15,005             --
                                                                 --------        -------
Total.......................................................     $120,005        $ 4,747
                                                                 ========        =======

     At November 30, 1998, MSAF Group had contracted to receive the following minimum rentals under operating leases (Dollars in millions):

FISCAL YEAR ENDING NOVEMBER 30,
-------------------------------
1999........................................................    $114
2000........................................................     102
2001........................................................      80
2002........................................................      67
2003........................................................      43
Thereafter..................................................      64

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- LIABILITY FOR MAINTENANCE

     Activity in the liability for maintenance account was as follows:

                                                                FISCAL 1998    FISCAL 1997
                                                                -----------    -----------
                                                                  (DOLLARS IN THOUSANDS)
Balance, beginning of period................................      $    --        $    --
Liabilities assumed from International Lease Finance
  Corporation...............................................       38,735             --
Collections from lessees....................................       15,837             --
Reimbursements to lessees...................................       (2,633)            --
                                                                  -------        -------
Balance, end of period......................................      $51,939        $    --
                                                                  =======        =======

NOTE 8 -- NOTES PAYABLE

     During the year ended November 30, 1998, MSAF Group acquired 29 aircraft and one spare engine having an aggregate cost of $926 million. MSAF Group financed these purchases primarily through additional borrowings from MSF and from the net proceeds from MSAF Group's private placement of securitized notes as discussed below.

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

     Underwriting and other issuance related costs of $17.9 million which were incurred in connection with the offering are being amortized over the expected life of the Notes, which is currently estimated to be 16 years.

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

                                  INITIAL                        EXPECTED FINAL       FINAL
      SUBCLASS OF NOTE        PRINCIPAL AMOUNT   INTEREST RATE    PAYMENT DATE    MATURITY DATE
      ----------------        ----------------   -------------   --------------   --------------
                              (DOLLARS IN THOUSANDS)
Subclass A-1................      400,000        LIBOR + 0.21%   March 15, 2000   March 15, 2023
Subclass A-2................      340,000        LIBOR + 0.35%   Sept. 15, 2005   March 15, 2023
Subclass B-1................      100,000        LIBOR + 0.65%   March 15, 2013   March 15, 2023
Subclass C-1................      100,000                6.90%   March 15, 2013   March 15, 2023
Subclass D-1................      110,000                8.70%   March 14, 2014   March 15, 2023

     If the Subclass A-1 Notes are not repaid on or before the Expected Final Payment Date for such subclass, such subclass of Notes will accrue interest thereafter at a rate equal to the stated interest rate therefore, plus 0.50% per annum ("STEP-UP INTEREST").

     MSAF Group filed a registration statement with the Securities and Exchange Commission (the "SEC") with respect to an exchange offer (the "Exchange Offer") for exchange Notes with terms virtually identical to the Notes which was declared effective on January 12, 1999. The Exchange Offer was consummated on January 18, 1999. MSAF Group paid an additional coupon of 0.50% on each of the subclasses of debt during the period from November 30, 1998 to January 18, 1999, as required under the terms of the Notes.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The dates on which principal repayments on the Notes will actually occur will depend on the cash flows generated by the rental income from MSAF Group's portfolio of aircraft. Amounts received by MSAF Group and available for distribution are paid in accordance with the priorities specified in the Note Indenture.

     As of November 30, 1998, the estimated fair value of the Notes, based on rates available to MSAF Group at year-end for borrowings with similar terms and maturities, was approximately $1,001 million.

     Cash paid for interest amounted to $48.9 million in Fiscal 1998.

NOTE 9 -- LINES OF CREDIT

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

     In connection with the issuance of the Notes, the Company entered into two credit agreements. Under a Custody and Loan Agreement between International Lease Finance Corporation ("ILFC") and MSAF Group (the "ILFC FACILITY"), ILFC will hold substantially all of the cash security deposits paid by certain lessees with respect to MSAF Group's aircraft portfolio and will retain the interest earnings on such security deposits. In addition, ILFC has agreed to extend loans to MSAF Group in a maximum amount of $10 million plus the aggregate amount of cash security deposits held by ILFC. Under a Loan Agreement (the "MSDW FACILITY") between MSDW and MSAF Group, MSDW has agreed to extend loans in a maximum amount of $10 million.

     As of November 30, 1998, the aggregate amount available under the ILFC Facility and the MSDW Facility was approximately $41.2 million.

NOTE 10 -- DERIVATIVE FINANCIAL INSTRUMENTS

     The leasing revenues of MSAF Group will be generated primarily from rental payments. Rental payments are currently entirely fixed but may be either fixed or floating with respect to leases entered into in the future. In general, an interest rate exposure arises to the extent that MSAF Group's fixed and floating interest obligations in respect of the Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps and other derivative instruments. The Subclass A-1, A-2 and B-1 Notes bear floating rates of interest and the Subclass C-1 and D-1 Notes bear fixed rates of interest. MSAF Group is a party to eight interest rate swaps with Morgan Stanley Capital Services Inc. ("MSCS"), a wholly-owned subsidiary of MSDW. In six of these swaps, MSAF Group pays a fixed monthly coupon and receives one month LIBOR on a notional balance of $1,000 million and in two of these swaps, MSAF Group pays one month LIBOR and receives a fixed monthly coupon on a notional balance of $200 million.

     All eight swaps were originally entered into by MSCS, with an internal swaps desk as the counterparty, on November 12, 1997 and February 19, 1998, respectively. On March 3, 1998, all eight swaps were assigned to MSAF Group by MSCS. Although MSAF Group's floating rate liability at March 3, 1998 was $800 million (after the repayment of principal due to an undelivered aircraft), the net economic effect of assigning all eight swaps to MSAF Group with an aggregate notional amount of $1.2 billion was to fix the interest rate liability at the November 12, 1997 interest rate. MSAF Group required this certainty both in furtherance of its interest rate management policy not to be adversely exposed to material movements in interest rates from November 12, 1997 (shortly after MSAF entered into an asset purchase agreement relating

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

to its initial portfolio of aircraft) and by fixing the principal liabilities relating to the transaction, to facilitate the structuring of the transaction.

     On the date that the eight interest rate swaps were assigned from MSCS to MSAF Group, such swaps had an aggregate fair value of approximately $(15.3) million. No consideration was paid to or received by MSAF Group in connection with the assumption of these swap positions. MSAF Group has recorded the assumption of these interest rate swaps at their fair value by recognizing a liability within other liabilities in its Consolidated Balance Sheets, with a corresponding charge to deemed distribution, a component of Beneficial Interestholder's Deficit.

     Four of the swaps assumed from MSCS having an aggregate notional principal amount of $800 million are accounted for as hedges of its obligations under the Notes. Under these swap arrangements MSAF Group will pay fixed and receive floating amounts on a monthly basis. The fair value of the liability assumed relating to those swaps which are being accounted for as hedges is being deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. This amount and the differential payable or receivable on such interest rate swap contracts, to the extent such swaps are deemed to be effective hedges, is recognized as an adjustment to interest expense. The portion of these swaps not deemed to be an effective hedge is accounted for on a mark-to-market basis with changes in fair value reflected in interest expense. Gains and losses resulting from the termination of such interest rate swap contracts prior to their stated maturity are deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. The fair value of these interest rate swaps at November 30, 1998 was $(25.0) million.

     The remaining four swaps assumed by MSAF Group have an aggregate gross notional principal amount of $400 million. Under these swap arrangements, MSAF Group will pay/receive fixed and receive/pay floating amounts on a monthly basis. MSAF Group determined that these swaps do not qualify for hedge accounting. The fair value of the liability assumed related to these swaps is accounted for on a mark-to-market basis with changes in fair value reflected in interest expense. At November 30, 1998, the fair value of these swaps was $(7.5) million.

     The gross notional amounts of these swaps are indicative of MSAF Group's degree of use of such swaps but do not represent MSAF Group's exposure to credit or market risk. Credit risk arises from the failure of the counterparty to perform according to the terms of the swap contract. MSAF Group's exposure to credit risk at any point in time is represented by the fair value of the swap contracts reported as assets. MSAF Group does not currently require collateral to support swap contracts with credit risk. The credit risk of these swap contracts is monitored by MSAF Group's Trustees.

     MSAF Group does not utilize derivative financial instruments for trading purposes.

NOTE 11 -- RELATED PARTY TRANSACTIONS

     Under service agreements with MSAF Group, Cabot Aircraft Services Limited and Morgan Stanley & Co. Incorporated, both subsidiaries of MSDW, act as Administrative Agent and Financial Advisor, respectively. During Fiscal 1998, Cabot Aircraft Services Limited received a fee of $1.3 million for providing these services, which is calculated as a percentage of the operating lease rentals received. Morgan Stanley & Co. Incorporated received advisory fees of $.037 million in Fiscal 1998.

     Prior to the issuance of the Notes, MSAF Group received approximately $920 million of non-interest bearing financing from MSF which was utilized to purchase 31 of the 32 aircraft in its aircraft portfolio. At the time of the issuance of the Notes, this loan was automatically converted into a beneficial interest and a payment of approximately $976 million was made in the form of a distribution on such beneficial interest, comprising the following amounts (dollars in millions):

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     MSAF Group's counterparty to its interest rate swap agreements is MSCS, a wholly owned subsidiary of MSDW.

     MSAF Group's management is comprised of six trustees, as MSAF Group has no employees or executive officers. Three of MSAF Group's six trustees and one alternate trustee are employees of MSDW. MSAF Group's remaining two trustees are unaffiliated with MSDW.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

     MSAF Group did not have any material contractual commitments for capital expenditures at November 30, 1998.

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

NOTE 13 -- QUARTERLY DATA (UNAUDITED)

                                                                      FISCAL 1998
                                                      -------------------------------------------
                                                      QUARTER     QUARTER    QUARTER     QUARTER
                                                       ENDED       ENDED      ENDED       ENDED
                                                      FEB. 28,    MAY 31,    AUG. 31,    NOV. 30,
                                                        1998       1998        1998        1998
                                                      --------    -------    --------    --------
                                                                (DOLLARS IN THOUSANDS)
Revenues:
  Lease income, net...............................    $25,117     $32,688    $30,932     $31,268
  Investment income on collection account.........      --            961        724         471
                                                      -------     -------    -------     -------
  Total revenues..................................     25,117      33,649     31,656      31,739
                                                      -------     -------    -------     -------
Expenses:
  Interest expense................................      --         16,664     17,693      16,176
  Depreciation expense............................      3,823      11,523     11,765      11,765
  Operating expenses:
     Service provider and other fees..............      2,837       2,839      1,805       2,053
     Maintenance and other aircraft related
       costs......................................        375       1,921        305         368
                                                      -------     -------    -------     -------
  Total expenses..................................      7,035      32,947     31,568      30,362
                                                      -------     -------    -------     -------
Net income........................................    $18,082     $   702    $    88     $ 1,377
                                                      =======     =======    =======     =======

                                   APPENDIX 1

                             -- ANNUAL CASH REPORT

     MANAGEMENT DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

BACKGROUND

     On March 3, 1998, Morgan Stanley Aircraft Finance ("MSAF"), a Delaware business trust, issued $1,050 million of Notes in five subclasses-- Subclass A-1, Subclass A-2, Subclass B-1, Subclass C-1 and Subclass D-1 (the "NOTES"). The Notes were issued in connection with MSAF's agreement to acquire 33 aircraft plus a spare engine with a total appraised value at September 30, 1997 of $1,115.51 million from International Lease Finance Corporation ("ILFC").

     As of November 16, 1998, all but one of the 33 aircraft had been acquired by MSAF. The undelivered aircraft was a B737-400 on lease to the Turkish national carrier, THY, with an appraised value of $28.82 million. Pursuant to the indenture relating to the Notes (the "INDENTURE"), MSAF decided not to substitute this aircraft but to distribute to Noteholders $26.0 million which represents that portion of the proceeds from the offering of the Notes relating to this aircraft on June 15, 1998. As a result, the overall size of the aircraft fleet is now 32 aircraft plus a spare engine with a revised total appraised value at September 30, 1997 of $1,086.7 million. Applying the declining value assumption, the total appraised value was $1,058.1 million at November 16, 1998. The value of the portfolio according to the most recent appraisal at September 30, 1998 was $1,029.4 million. See "Aircraft Values" below. As of February 1, 1999, 31 aircraft plus the engine were subject to leases with 28 lessees in 18 countries as shown in Schedule A attached and one aircraft was available for lease.

     The assets of MSAF consist principally of 100% of the beneficial interest in MSA I and 100% of the share capital of SPC-5 Inc., Greenfly (Ireland) Limited and Redfly (UK) Limited. MSA I currently owns 31 aircraft plus the spare engine and SPC-5 Inc. currently owns one aircraft. The discussion and analysis which follows is based on the results of MSAF and its subsidiaries as a single entity (collectively the "MSAF GROUP").

GENERAL

     MSAF Group is a special purpose vehicle which owns aircraft subject to operating leases and, in certain instances, a finance lease. MSAF may also make aircraft acquisitions and aircraft sales. MSAF intends to acquire additional commercial passenger or freight aircraft from various sellers and will finance the acquisition of such aircraft by issuing additional notes. Any acquisition of further aircraft will be subject to certain confirmations with respect to the Notes from the Rating Agencies and compliance with certain operating covenants of MSAF set out in the Indenture.

     MSAF's cash receipts and disbursements are determined, in part, by the overall economic condition of the operating leasing market. The operating leasing market, in turn, is affected by various cyclical factors including interest rates, the availability of credit, fuel costs and general and regional economic conditions affecting lessee operations and trading; manufacturer production levels; passenger demand; retirement and obsolescence of aircraft models; manufacturers exiting or entering the market or ceasing to produce aircraft types; re-introduction into service of aircraft previously in storage; governmental regulation; and air traffic control infrastructure constraints such as limitations on the number of landing slots.

     MSAF's ability to compete against other lessors is determined, in part, by
(i) the composition of its fleet in terms of mix, relative age and popularity of the aircraft types; (ii) operating restrictions imposed by the Indenture, and
(iii) the ability of other lessors, who may possess substantially greater financial resources, to offer leases on more favorable terms than MSAF.

     This report presents information for the period from and including March 3, 1998 to and including the Note Payment Date on November 16, 1998. The financial data includes payments made by MSAF on

November 16, 1998 but only includes receipts up to November 9, 1998 which was the calculation date for the Note Payment date on November 16, 1998.

CASH FLOW PERFORMANCE RELATIVE TO THE ASSUMPTIONS

     The February 20, 1998 Offering Memorandum (the "OFFERING MEMORANDUM") contains assumptions in respect of MSAF's future cash flows and cash expenses (the "ASSUMPTIONS"). In the period from March 3, 1998 to November 16, 1998, MSAF generated approximately $10.9 million in net cash collections in excess of the Assumptions, principally due to higher than expected net maintenance revenues.

     CASH COLLECTIONS

     "CASH COLLECTIONS" comprise lease rental payments, maintenance reserve payments by lessees and cash interest paid on MSAF's cash balances. The Offering Memorandum assumed Cash Collections for the period from March 3, 1998 to November 16, 1998 of $90.9 million. Total Cash Collections achieved in this period were $102.4 million, a positive difference of $11.5 million. This difference is due to a combination of factors set out below.

     Gross lease rentals. Cash Collections relating to gross lease rentals for the period from March 3, 1998 to November 16, 1998 amounted to $87.5 million or approximately $6.6 million less than the $94.2 million assumed in the Offering Memorandum. The variance is due to lessee rental arrears of $3.3 million, and a further $3.3 million primarily related to outstanding restructured payments, bad debts and lost revenue due to aircraft on ground. See "Developments -- Lessee Difficulties" below.

     Repossession and other stress related costs (net of security deposits applied). Repossession and other stress related costs (net of security deposits applied) for the period from March 3, 1998 to November 16, 1998 amounted to an inflow of $0.6 million, compared to a cost of $4.3 million in assumed stress related costs for this period. The inflow of $0.6 million reflects the application of security deposits of $1.6 million partially offset by repossession costs of $1.0 million. The repossession costs incurred relate to four aircraft which were repossessed since March 3, 1998. As of November 16, 1998, all four aircraft were subject to signed lease agreements with new lessees. The costs were almost entirely in respect of maintenance work required to restore the aircraft to a condition acceptable for delivery to new lessees.

     Net lease rentals. The Offering Memorandum assumes a 4.5% reduction in gross lease rentals due to certain stress related costs (repossession costs, AOG costs and arrearages) ("NET LEASE RENTALS"). For the period from March 3, 1998 to November 16, 1998, assumed Net Lease Rentals were $89.9 million. Actual Net Lease Rentals for the period were $88.0 million, $1.9 million less than the Assumptions principally because of lower than assumed gross lease rentals, which were partially offset by lower than assumed repossession and other stress related costs. It is likely that net lease rentals will decrease significantly in Financial Year ("FY") 1999 due to potential lessee defaults and lessee arrears. See "Developments -- Lessee Difficulties" below.

     Maintenance receipts. In the period from March 3, 1998 to November 16, 1998, maintenance receipts were $11.4 million, exceeding maintenance disbursements of $3.1 million by $8.1 million. The Offering Memorandum assumes that maintenance receipts will equal maintenance disbursements over the term of the Notes, and therefore, maintenance receipts and maintenance disbursements are both assumed to be zero in each Note Payment Period. In any particular Note Payment Period, however, there will be actual maintenance receipts and disbursements and it is unlikely that maintenance receipts will equal maintenance disbursements in any such period.

     Interest received. Actual interest received for the period from March 3, 1998 to November 16, 1998 was $2.0 million compared to $1.0 million assumed in the Offering Memorandum for the same period. The difference is due to a combination of two offsetting factors. First, actual interest received includes interest received on amounts in the Expense Account and interim balances in the Collection Account which are not included in the Offering Memorandum assumptions. Second and partially offsetting the impact of these higher cash balances on which interest has been earned, the Offering Memorandum assumed a reinvestment rate of 5.75% while the average reinvestment rate for the period was approximately 5.41%.

     Other cash received. Other cash received for the period from March 3, 1998 to November 16, 1998 was approximately $1.0 million or $1.0 million more than assumed in the Offering Memorandum. Other cash received consists primarily of a fee paid to MSAF in respect of the early termination of a lease and default interest and late charges.

     OPERATING EXPENSES

     "OPERATING EXPENSES" includes all fees, costs or expenses paid by any MSAF Group member in the course of the business activities permitted to be conducted by it under the Indenture. The cash outflows in respect of Operating Expenses shown in the Offering Memorandum were assumed to be $3.3 million for the period from March 3, 1998 to November 16, 1998. Total cash expenses paid in this period were approximately $5.5 million, a negative variance of $2.2 million. This variance is due to a combination of factors set out below.

Operating Expenses

     Maintenance. Maintenance disbursements in the period from March 3, 1998 to November 16, 1998 were approximately $3.1 million and were exceeded by maintenance receipts of $11.4 million. As discussed above, the Offering Memorandum assumes that maintenance receipts will equal maintenance disbursements over the term of the Notes; however, it is unlikely that maintenance receipts will equal maintenance disbursements in any particular Note Payment Period. It is likely that maintenance disbursements will increase due to anticipated engine overhauls and re-leasing expenses which we originally expected to incur in FY 1998 but which we now expect to incur in FY 1999. There is approximately $1.4 million currently held in the Expense Account for projected maintenance expenses over the next three months.

     Insurance, re-leasing and other costs. Insurance, re-leasing and other costs incurred were approximately $1.2 million from March 3, 1998 to November 16, 1998, which was $2.1 million less than the assumed costs of $3.3 million for the period.

     Increase in Accrued Expenses. $1.2 million of accrued expenses was transferred to the expense account and are expected to be payable in FY 1999. This $1.2 million represents an increase in accrued expenses from $1.2 million at March 3, 1998 to $2.4 million. Approximately $1.4 million of the $2.4 million relates to accrued maintenance expenses while the remaining $1.0 million relates to accrued insurance, re-leasing and other costs. The Offering Memorandum assumes there are no accrued expenses.

Selling, General and Administrative

     Servicer fees. Fees paid to ILFC, as Servicer, during the period from March 3, 1998 to November 16, 1998 amounted to $2.6 million, which is $0.6 million lower than the assumed cost of $3.2 million for the period. A significant portion of the Servicer fees are calculated as a percent of rental revenue actually received. The slightly lower fees resulted from the lower rental revenue caused by rental arrears.

     Other service provider fees and overhead. Other service provider fees and overhead amounted to $1.4 million for the period from March 3, 1998 to November 16, 1998, $0.9 million below the assumed amount of $2.3 million for the period principally due to a lower than assumed Administrative Agent's fee because of lower rental revenue caused by rental arrears.

     Exceptional Item. MSAF received an exceptional cash inflow of $27.1 million which includes cash released from the Aircraft Purchase Account and breakage costs in respect of the non-delivery of the THY aircraft.

     NOTE PAYMENTS

     Interest payments. Actual interest payments to Noteholders net of swap effects have been $0.3 million higher compared with assumed interest payments net of swap effects for the period from March 3, 1998 to

November 16, 1998. Lower interest payments caused by lower than assumed interest rates and greater than assumed principal distributions on the A-2 Notes in the March 3, 1998 to November 16, 1998 period were partially offset by increased swap payments.

     Principal payments. Total principal distributions in the period from March 3, 1998 to November 16, 1998 were $71.1 million, an excess of $10.6 million over assumed total debt amortization, reflecting the higher than assumed net cash collections as discussed above. The principal amortization payments were made with respect to the A-2 Notes.

OTHER FINANCIAL DATA

     CASH

     Cash held at November 16, 1998 was $27.4 million. Of this amount, $25 million represents the cash portion of the Liquidity Reserve Amount (which is used as a source of liquidity for, among other things, maintenance obligations, security deposit return obligations, cash operating expenses and contingent liabilities) and $2.4 million represents accrued expenses and is held in the Expense Account. The $2.4 million of accrued expenses is in respect of likely maintenance and re-leasing expenses expected to fall due in the next quarter.

     In addition to the $25 million cash portion at November 16, 1998, the Liquidity Reserve Amount also contained $41.2 million of undrawn credit and liquidity facilities from Morgan Stanley Dean Witter & Co. and ILFC.

     AIRCRAFT VALUES

     At September 30, 1997, the total appraised value of the 33 aircraft and the spare engine that MSAF originally agreed to acquire from ILFC was $1,115.5 million. Giving effect to the non-delivery of the THY aircraft the revised appraised value is $1,086.7 million and applying the declining value assumption, the total appraised value of MSAF Group's 32 aircraft and spare engine was $1,058.3 million at November 16, 1998.

     Under the terms of the Notes, MSAF is obliged to obtain annual appraisals of the Base Value of each aircraft from three independent appraisers by October 31 of each year. Generally, where the appraisals indicate a Base Value decline significantly in excess of the value decline assumed under the terms of the Notes, excess cash flow is redirected to the extent required to the Class A Notes via the Class A Scheduled Principal Payment Amount. The most recent appraisals occurred in September 30, 1998 and the next are due to occur no later than October 31, 1999. A copy of the most recent Appraisals is attached in Schedule A. The appraised value of the fleet as at September 30, 1998 was $1,029.4 million versus an assumed value of $1,058,3 million as at November 16, 1998, a negative variance of 2.8%. As the variance of 2.8% was within the permitted 5% band, there was no requirement to redirect excess cash flow to the Class A Notes.

     A-D NOTE BALANCE

     As of November 16, 1998, the aggregate amount of Class A-D Notes outstanding was $978.9 million, approximately $10.6 million lower than assumed due to higher than assumed principal repayments with respect to the Class A-2 Notes.

DEVELOPMENTS

     LESSEE DIFFICULTIES

     As of February 1, 1999, two lessees were in arrears. The aircraft on lease to the two lessees in arrears represent approximately 7.2% of the appraised value of the portfolio at September 30, 1998. The amounts outstanding and overdue for the two lessees in respect of Rental Payments, Maintenance Reserves and other miscellaneous amounts due under the Leases (net of default interest and certain cash in transit) with respect to these lessees amounted to approximately $3.4 million. The weighted average number of days past due of such arrears was 70.0 days.

     Since August 31, 1998, two lessees have been terminated early. The two early lease terminations were uncontested by the lessees. One of the two aircraft has been re-leased to a new lessee. The second aircraft is undergoing maintenance work prior to remarketing.

     EUROPE/MIDDLE EAST

     In light of the severe economic and financial difficulties being experienced in Russia, the Servicer agreed to terminate the Transaero lease early and repossess the aircraft. The aircraft represents 3.4% of the appraised value of the portfolio at September 30, 1998. Arrears owed by Transaero were restructured as part of the early termination agreement and are scheduled for repayment in full by April 1999. As of February 1, 1999, Transaero was in arrears on the restructured arrears payments. The aircraft has been re-leased to Flying Colours, a UK based charter airline. MSAF will incur maintenance and modification costs estimated at approximately $2.1 million as part of the restoration and delivery of this aircraft to the new lessee

     One lessee in the Europe/Middle East region (representing 4.3% of the appraised value of the portfolio at September 30, 1998) has consistently been in arrears. The lease rentals and maintenance reserves were restructured in March 1998 and the restructured amounts have now been repaid in full, however, the lessee continues to be in arrears with subsequent lease payments.

     ASIA

     During the period from March 3, 1998 to November 16, 1998, the economies of Asia were severely affected by economic and financial difficulties. Currently, MSAF leases 13.0% of its fleet in the Asia Pacific Region (5.5% in South Korea, 4.9% in Taiwan and 2.6% in China) and 6.7% in Pacific and Other regions (6.7% in
Fiji) by appraised value of the portfolio at September 30, 1998. As of November 16, 1998 none of these lessees were in arrears although severe financial difficulties have been reported for certain other air carriers in the region. One of the lessees restructured its lease payments which will result in a lower rental payment over the remaining lease term.

     LATIN AMERICA

     The downturn in Asia and Russia has recently begun to undermine business confidence in Latin America and to adversely affect the economies of Latin American countries. As of February 1, 1999, MSAF leases 17.5% of its fleet in Latin America (6.4% in Mexico and 11.1% in Brazil) by appraised value of the portfolio at September 30, 1998.

     In January 1999, Brazil decided to float its currency on the international currency market which resulted in a devaluation of its exchange rate and increased exchange rate volatility. One of MSAF's Brazilian lessees, which accounts for 6.25% of the appraised value of the portfolio at September 30, 1998, has requested a short-term stay in lease payments during the current period of exchange rate volatility. The rentals arrears of a second Brazilian lessee, which accounts for 2.93% of the appraised value of the portfolio at September 30, 1998, were recently restructured in December 1998, and the lessee is in arrears with respect to the restructured payments amounts as well as subsequent lease payments.

     In January 1999, the Servicer agreed with Guyana Airways to terminate the lease early and repossess the aircraft. As part of the agreement, Guyana has agreed to repay all arrears and costs of redelivery. The Guyana aircraft is a B757-200 and accounts for 3.3% of the appraised value of the portfolio at September 30, 1998.

     EXCHANGE OFFER

     MSAF filed a registration statement with the Securities and Exchange Commission (the "SEC") with respect to an exchange offer for exchange notes with terms virtually identical to the Notes which was declared effective on January 12, 1999. The Exchange Offer was consummated on January 18, 1999. MSAF paid an additional coupon of 50 basis points on each of the subclasses of debt during the period from November 30, 1998 to January 18, 1999, as required under the terms of the Notes.

        COMPARISON OF EXPECTED YEAR TO DATE CASH FLOWS VERSUS PROSPECTUS
            FIGURES REFLECT ACTUAL CASH FLOWS TO NOVEMBER 16TH, 1998

                                                                               YEAR TO DATE
                                          ---------------------------------------------------------------------------------------
                                                                                            % OF PROSPECTUS GROSS LEASE REVENUES
                                           ACTUAL TO        PROSPECTUS*                     -------------------------------------
PERIOD ENDING 16-NOV-98                      DATE             TO DATE          VARIANCE     ACTUAL      PROSPECTUS*      VARIANCE
-----------------------                   -----------       -----------       -----------   ------      -----------      --------
CASH COLLECTIONS
Gross Lease Rentals................        87,472,422        94,119,394        (6,646,972)   92.9%        100.0%           -7.1%
Repossession and other Stress
  Related Costs....................           554,517        (4,235,373)        4,789,890     0.6%         -4.5%            5.1%
                                          -----------       -----------       -----------   ------        ------          ------
Net Lease Rentals..................        88,026,939        89,884,021        (1,857,082)   93.5%         95.5%           -2.0%
Maintenance Receipts...............        11,365,830                          11,365,830    12.1%          0.0%           12.1%
Interest Received..................         2,000,944           980,819         1,020,126     2.1%          1.0%            1.1%
Other Cash Received................           958,980                             958,980     1.0%          0.0%            1.0%
                                          -----------       -----------       -----------   ------        ------          ------
TOTAL CASH RECEIVED................       102,352,693        90,864,840        11,487,853   108.7%         96.5%           12.2%
CASH EXPENSES
Cash Operating Expenses
-- Maintenance.....................        (3,089,846)                         (3,089,846)   -3.3%          0.0%           -3.3%
-- Insurance, re-leasing and other
  costs............................        (1,203,577)       (3,294,179)        2,090,602    -1.3%         -3.5%            2.2%
-- (increase)/decrease in Accrued
  Expenses.........................        (1,167,635)                         (1,167,635)   -1.2%          0.0%           -1.2%
                                          -----------       -----------       -----------   ------        ------          ------
subtotal...........................        (5,461,058)       (3,294,179)       (2,166,880)   -5.8%         -3.5%           -2.3%
SG&A
-- Servicer Fees...................        (2,619,251)       (3,246,685)          627,433    -2.8%         -3.4%            0.7%
-- Other Servicer provider fees and
  Overhead.........................        (1,353,285)       (2,301,940)          948,655    -1.4%         -2.4%            1.0%
                                          -----------       -----------       -----------   ------        ------          ------
subtotal...........................        (3,972,536)       (5,548,625)        1,576,089    -4.2%         -5.9%            1.7%
                                          -----------       -----------       -----------   ------        ------          ------
TOTAL CASH EXPENSES................        (9,433,594)       (8,842,804)         (590,791)  -10.0%         -9.4%           -0.6%
                                          -----------       -----------       -----------   ------        ------          ------
NET CASH COLLECTIONS...............        92,919,099        82,022,037        10,897,062    98.7%         87.1%           11.6%
                                          -----------       -----------       -----------   ------        ------          ------
EXCEPTIONAL ITEMS
-- THY Note Distribution...........        27,143,085        27,143,085                 0    28.8%         28.8%            0.0%
                                          -----------       -----------       -----------   ------        ------          ------
TOTAL NET CASH COLLECTIONS.........       120,062,184       109,165,122        10,897,062   127.6%        116.0%           11.6%
                                          -----------       -----------       -----------   ------        ------          ------
Interest Payments (Net of Swap
  effects).........................        48,943,477        48,684,214           259,262    52.0%         51.7%            0.3%
Principal Payments
A-1................................                 0                 0                 0     0.0%          0.0%            0.0%
A-2................................        65,938,115        55,300,316        10,637,799    70.1%         58.8%           11.3%
B-1................................         5,180,591         5,180,591                (0)    5.5%          5.5%            0.0%
C-1................................                 0                 0                 0     0.0%          0.0%            0.0%
D-1................................                 0                 0                 0     0.0%          0.0%            0.0%
                                          -----------       -----------       -----------   ------        ------          ------
subtotal...........................        71,118,706        60,480,907        10,637,799    75.6%         64.3%           11.3%
                                          -----------       -----------       -----------   ------        ------          ------
TOTAL PAYMENTS TO NOTEHOLDERS......       120,062,183       109,165,122        10,897,061   127.6%        116.0%           11.6%
                                          -----------       -----------       -----------   ------        ------          ------
Beneficial Interest
  Distributions....................                (0)               (0)               (0)    0.0%          0.0%            0.0%

---------------

* Prospectus Cash Collections and Cash Expenses have been adjusted for non-delivery of THY Aircraft, msn 25272.

        COMPARISON OF EXPECTED YEAR TO DATE CASH FLOWS VERSUS PROSPECTUS
            FIGURES REFLECT ACTUAL CASH FLOWS TO NOVEMBER 16TH, 1998

                                                                        COVERAGE RATIOS
                                                 -------------------------------------------------------------
                                                    CLOSING               PROSPECTUS*               ACTUAL
                                                 -------------           -------------           -------------
a Net Cash Collections........................                             109,165,122             120,462,183
b Swaps.......................................                               2,456,861               3,224,932
c Class A Interest............................                              30,280,177              29,816,388
d Class A Minimum.............................                              22,188,410              15,221,945
e Class B Interest............................                               4,418,176               4,373,156
f Class B Minimum.............................                               5,180,591               5,180,591
g Class C Interest............................                               4,830,000               4,830,000
h Class C Minimum.............................                                      --                      --
i Class D Interest............................                               6,699,000               6,699,000
j Class D Minimum.............................                                      --                      --
k Class A Scheduled...........................                                      --                      --
l Class B Scheduled...........................                                      --                      --
m Class C Scheduled...........................                                      --                      --
n Class D Scheduled...........................                                      --                      --
o Permitted Aircraft Modifications............                                      --                 400,000
p Class A Supplemental........................                              33,111,906              50,716,171
                                                                         -------------           -------------
    Total.....................................                             109,165,122             120,462,183
                                                                         -------------           -------------
INTEREST COVERAGE RATIO
Class A.......................................                                    3.61                    4.04
Class B.......................................                                    1.92                    2.44
Class C.......................................                                    1.63                    2.03
Class D.......................................                                    1.48                    1.82
DEBT COVERAGE RATIO
Class A.......................................                                    1.48                    1.82
Class B.......................................                                    1.48                    1.82
Class C.......................................                                    1.48                    1.82
Class D.......................................                                    1.48                    1.82
LOAN-TO-VALUE RATIOS
Assumed Portfolio Value.......................   1,115,510,000           1,058,252,331
Adjusted Portfolio Value......................                                                   1,024,330,507
Liquidity Reserve Amount
Of which -- Cash..............................      25,000,000              25,000,000              27,400,000
       -- Letters of Credit held..............      40,000,000              41,226,351              41,226,351
                                                 -------------           -------------           -------------
  Subtotal....................................      65,000,000              66,226,351              68,626,351
Less Lessee Security Deposits.................     (20,000,000)            (21,226,351)            (21,226,351)
Less Accrued Expenses.........................                                                      (2,400,000)
                                                 -------------           -------------           -------------
  Subtotal....................................      45,000,000              45,000,000              45,000,000
    Total Asset Value.........................   1,160,510,000           1,103,252,331           1,069,330,507
Note Balances as at 16-Nov-98
Class A.......................................     740,000,000   63.8%     684,699,684   62.1%     674,061,885   63.0%
Class B.......................................     100,000,000   72.4%      94,819,409   70.7%      94,819,409   71.9%
Class C.......................................     100,000,000   81.0%     100,000,000   79.7%     100,000,000   81.3%
Class D.......................................     110,000,000   90.5%     110,000,000   89.7%     110,000,000   91.5%
                                                 -------------           -------------           -------------
    Total.....................................   1,050,000,000             989,519,093             978,881,294
                                                 -------------           -------------           -------------
Assumed Portfolio Value as a Percent of
  Adjusted Porfolio Value.....................                                                                   103.3%

                                   SCHEDULE A
         All amounts in thousands of US dollars unless otherwise stated FIGURES AS OF FEBRUARY 1, 1999

                                                                                                                   30-SEP-98
                           COUNTRY OF                                       ENGINE        SERIAL     DATE OF     ADJUSTED BASE
       REGION (1)        CURRENT LESSEE   CURRENT LESSEE      TYPE       CONFIGURATION    NUMBER   MANUFACTURE     VALUE (2)
       ----------        --------------   --------------   ----------   ---------------   ------   -----------   -------------
 1     Europe             France          Air Liberte      MD-83        JT8D-219          49822      Dec-88           19,433
 2     (Developed)        France          Aeropostale      B737-3S3QC   CFM 56-3C1        23788      May-87           21,420
 3                        Greece          OlympicAirways   B737-4Q8     CFM 56-3C1        25371      Jan-92           27,137
 4                        Netherlands     KLM              engine       CF6-80C2B6F       704279     Jun-95            5,593
 5                        Netherlands     Transavia        B737-3K2     CFM 56-3C1        27635      May-95           29,863
 6                        Ireland         TransAer         A320-200     V2500-A1            414      May-93           31,503
 7                        Portugal        TAP              B737-382     CFM 56-3B2        25161      Feb-92           25,020
 8                        Sweden          Transwede SAFE   B737-548     CFM 56-3B1        25165      Apr-93           20,860
 9                        Switzerland     Flightlease      A310-300     JT9D-7R4E1          409      Nov-85           25,210
                                          (3)
10                        Switzerland     Flightlease      A310-300     JT9D-7R4E1          410      Nov-85           25,377
                                          (3)
11                        UK              Britannia/Ansett B767-204ER   CF6-80A           23807      Aug-87           36,390
12                        UK              Caledonian       A320-200     V2500-A1            393      Feb-93           31,310
13                        UK              Monarch          A320-200     V2500-A1            279      Feb-92           30,467
14                        UK              Unijet           B767-39HER   CF6-80C2B6F       26256      Apr-93           67,767
15                        UK              Flying           B757-28A     RB211-535-E4-37   24367      Feb-89           34,870
                                          Colours(2)
16     North America      USA             Alaska           B737-4Q8     CFM 56-3C1        25104      May-93           28,210
17     (Developed)        USA             TWA              MD-83        JT8D-219          49824      Mar-89           20,423
18                        USA             TWA              MD-82        JT8D-217C         49825      Mar-89           18,270
19     Europe             Hungary         Malev            F-70         TAY MK620-15      11564      Dec-95           15,627
20     and Middle East    Hungary         Malev            F-70         TAY MK620-15      11565      Feb-96           16,353
21     (Emerging)         Hungary         Malev            F-70         TAY MK620-15      11569      Mar-96           16,460
22                        Turkey          Onur Air         A321-100     V2530-A5            597      May-96           44,623
23     Asia               Korea           Asiana           B767-300     CF6-80C2B6F       24798      Oct-90           56,127
24     (Emerging)         Taiwan          China Airlines   A300-600R    A300-600R           555      Mar-90           50,720
25                        China           China Hainan     B737-3Q8     CFM 56-3C1        26295      Dec-93           26,783
26     Latin America      Brazil          Passeredo        A310-300     JT9D-7R4E1          437      Nov-86           30,183
27     (Emerging)         Brazil          Varig            B747-341B    CF6-80C2          24106      Apr-88           62,673
28                        Brazil          VASP             B737-3Q8     CFM-3B2           24299      Nov-88           21,407
29                        Mexico          Aero Mexico      B757-2Q8     PW 2037           26272      Mar-94           42,727
30                        Mexico          TAESA            B737-4Q8     CFM 56-3B2        24234      Oct-88           22,340
31     Other              Fiji            Air Pacific      B767-3X2ER   CF6-80C2B4        26260      Sep-94           68,913
32                        Iceland         IcelandAir       B737-3S3F    CFM 56-3B2        23811      Oct-87           21,423
33     Off lease          Off lease       Off lease        B757-28A     RB211-535-E4      24260      Dec-88           33,953
                                                                                                                   ---------
       Total                                                                                                       1,029,437
                                                                                                                   =========


       % OF    % PER
      TOTAL    REGION
      ------   ------
 1      1.9%
 2      2.1%
 3      2.6%
 4      0.5%
 5      2.9%
 6      3.1%
 7      2.4%
 8      2.0%
 9      2.4%
10      2.5%
11      3.5%
12      3.0%
13      3.0%
14      6.6%
15      3.4%
                42.0%
16      2.7%
17      2.0%
18      1.8%
                 6.5%
19      1.5%
20      1.6%
21      1.6%
22      4.3%
                 9.0%
23      5.5%
24      4.9%
25      2.6%
                13.0%
26      2.9%
27      6.1%
28      2.1%
29      4.2%
30      2.2%
                17.4%
31      6.7%
32      2.1%
                 8.8%
33      3.3%     3.3%
      ------   ------
        100%     100%
      ======   ======

---------------
(1) Regions are defined according to MSCI designations.
(2) Adjusted Base Value is the Base Value of each aircraft as per the September 30, 1998 Appraisal.

                                 EXHIBIT INDEX

EXHIBIT                                                                  SEQUENTIALLY
NUMBER                      DESCRIPTION OF DOCUMENT                      NUMBERED PAGE
-------                     -----------------------                      -------------
  3.1     Certificate of Trust of MSAF*
  3.2     Third Amended and Restated Trust Agreement of MSAF dated as of March 3, 1998*
  4.1     Indenture dated as of March 3, 1998 by and among MSAF and
          Bankers Trust Company, as Trustee with respect to the Notes*
  4.2     Form of Global Note (included in Exhibit 4.1)
  4.3     Registration Rights Agreement dated March 3, 1998 by and
          between MSAF and Morgan Stanley & Co. International Limited*
 10.1     Administrative Agency Agreement dated as of March 3, 1998
          among MSAF, Cabot Aircraft Services Limited, as
          Administrative Agent, Bankers Trust Company, as Security
          Trustee and each subsidiary of MSAF*
 10.2     Cash Management Agreement dated as of March 3, 1998 among
          MSAF, Bankers Trust Company, as Security Trustee and as Cash
          Manager and each subsidiary of MSAF*
 10.3     Financial Advisory Agreement dated as of March 3, 1998
          between MSAF and Morgan Stanley & Co. Incorporated, as
          Financial Adviser*
 10.4     Custody and Loan Agreement dated as of March 3, 1998 among
          MSAF, International Lease Finance Corporation and each
          subsidiary of MSAF*
 10.5     Loan Agreement dated as of March 3, 1998 between MSAF and
          Morgan Stanley, Dean Witter, Discover & Co.*
 10.6     Security Trust Agreement dated as of March 3, 1998 among
          MSAF, Bankers Trust Company, as Security Trustee, as Cash
          Manager and as Trustee, Cabot Aircraft Services Limited, as
          Administrative Agent and each subsidiary of MSAF*
 10.7     Reference Agency Agreement dated as of March 3, 1998 among
          MSAF, Bankers Trust Company, as Reference Agent and as
          Trustee and Cabot Aircraft Services Limited, as
          Administrative Agent*
 10.8     Servicing Agreement dated as of November 10, 1997 among
          MSAF, International Lease Finance Corporation, Cabot
          Aircraft Services Limited, as Administrative Agent and each subsidiary of MSAF*
 10.9     Asset Purchase Agreement dated as of November 10, 1997
          between MSAF and International Lease Finance Corporation*
 21.1     Subsidiaries of MSAF*
 23.1     Consent of Aircraft Information Services, Inc.**
 23.2     Consent of BK Associates, Inc.**
 23.3     Consent of Airclaims Limited**
 27.1     Financial Data Schedule**
 99.1     Appraisal of Aircraft Information Services, Inc. relating to the Aircraft**
 99.2     Appraisal of BK Associates, Inc. relating to the Aircraft**
 99.3     Appraisal of Airclaims Limited relating to the Aircraft**

---------------

 * Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-56575), previously filed with the Securities and Exchange Commission

** Filed herewith