Form 10-Q
period 1999-02-28
MORGAN STANLEY AIRCRAFT FINANCE
filed 1999-04-14
CIK 1059582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ________________


                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED FEBRUARY 28, 1999

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

         Yes [X]                                             No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
Issuer                                     Class                 March 31, 1999
------                              ---------------------       ----------------
Morgan Stanley Aircraft Finance      Beneficial Interest               One

                         MORGAN STANLEY AIRCRAFT FINANCE

          FORM 10-Q FOR THE THREE MONTH PERIOD ENDED FEBRUARY 28, 1999

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II. OTHER INFORMATION

ITEM 1.  NOT APPLICABLE

ITEM 2.  NOT APPLICABLE

ITEM 3.  NOT APPLICABLE

ITEM 4.  NOT APPLICABLE

ITEM 5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K

SIGNATURES

INDEX TO EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                FEBRUARY 28,     NOVEMBER 30,
                                                                   1999             1998
                                                                ------------    -------------
                                                                (UNAUDITED)
                                 ASSETS
Cash and cash equivalents...................................   $    35,422       $   34,850
Receivables:
  Lease income, net.........................................         4,505            5,104
  Investment income and other...............................           120              153
Aircraft under operating leases, net........................       921,346          933,111
Investment in capital lease, net............................        18,221           20,221
Underwriting and other issuance related costs, net of
  amortization..............................................        16,773           17,053
                                                               -----------       ----------
Total Assets................................................   $   996,387       $1,010,492
                                                               ===========       ==========
           LIABILITIES AND BENEFICIAL INTERESTHOLDER'S DEFICIT
Payables:
  Interest payable to Noteholders...........................   $     2,511       $    2,655
Deferred rental income......................................         6,713            7,351
Liability for maintenance...................................        53,188           51,939
Other liabilities...........................................        15,706           16,415
Notes payable:
  Class A-1.................................................       400,000          400,000
  Class A-2.................................................       264,844          274,062
  Class B-1.................................................        93,888           94,819
  Class C-1.................................................       100,000          100,000
  Class D-1.................................................       110,000          110,000
                                                               -----------       ----------
                                                                 1,046,850        1,057,241
                                                               -----------       ----------
Commitments and contingencies
Beneficial Interestholder's Deficit:
  Beneficial Interest.......................................             1                1
  Deemed Distribution.......................................       (15,305)         (15,305)
  Accumulated Deficit.......................................       (35,159)         (31,445)
                                                               -----------       ----------
  Total Beneficial Interestholder's Deficit.................       (50,463)         (46,749)
                                                               -----------       ----------
Total Liabilities and Beneficial Interestholder's Deficit...   $   996,387       $1,010,492
                                                               ===========       ==========

  See Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                           FEBRUARY 28, 1999    FEBRUARY 28, 1998
                                                           ------------------   -----------------
                                                                         (UNAUDITED)
Revenues:
  Lease income, net........................................      $ 27,088            $ 25,117
  Investment income on collection account..................           431                  --
                                                                 --------            --------
  Total revenues...........................................        27,519              25,117
                                                                 --------            --------
Expenses:
  Interest expense.........................................        16,349                  --
  Depreciation expense.....................................        11,765               3,823
  Operating expenses:
     Service provider and other fees.......................         2,047               2,837
     Maintenance and other aircraft related costs..........         1,072                 375
                                                                 --------            --------
  Total expenses...........................................        31,233               7,035
                                                                 --------            --------
Net (loss)/income.........................................       $ (3,714)           $ 18,082
                                                                 ========            ========

  See Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED    THREE MONTHS ENDED
                                                              FEBRUARY 28, 1999     FEBRUARY 28, 1998
                                                              ------------------    -----------------
                                                                            (UNAUDITED)
Cash flows from operating activities
  Net (loss)/income.........................................       $  (3,714)            $  18,082
  Adjustments to reconcile net (loss)/income to net cash
     provided by operating activities:
  Depreciation expense--aircraft under operating leases.....          11,765                 3,823
  Amortization of underwriting and other issuance related
     costs..................................................             280                    --
  Provision for doubtful accounts...........................           3,041                    --
  Changes in assets and liabilities:
     Receivables:
       Investment income and other..........................              33                  (600)
       Lease income.........................................          (1,048)               (1,021)
     Investment in capital lease............................             606                 2,891
     Liability for maintenance..............................           1,249                 3,662
     Interest payable to Noteholders........................            (144)                   --
     Deferred rental income.................................            (638)                8,029
     Other liabilities......................................            (709)                  375
                                                                   ---------             ---------
Net cash provided by operating activities...................          10,721                35,241
                                                                   ---------             ---------
Cash flows from investing activities
  Purchase of aircraft......................................              --              (859,668)
                                                                   ---------             ---------
Net cash used for investing activities......................              --              (859,668)
                                                                   ---------             ---------
Cash flows from financing activities
  Proceeds from borrowings from Morgan Stanley Financing
     Inc....................................................              --               824,427
  Repayments of Notes.......................................         (10,149)                   --
                                                                   ---------             ---------
Net cash provided by financing activities...................         (10,149)              824,427
                                                                   ---------             ---------
Net increase in cash and cash equivalents...................             572                    --
Cash and cash equivalents at beginning of period............          34,850                    --
                                                                   ---------             ---------
Cash and cash equivalents at end of period..................       $  35,422             $      --
                                                                   =========             =========

  See Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

       INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN BENEFICIAL
                               INTEREST/(DEFICIT)
                             (DOLLARS IN THOUSANDS)


                                                                          RETAINED
                                                                          EARNINGS             TOTAL
                                                          BENEFICIAL    (ACCUMULATED    BENEFICIAL INTEREST
                                                           INTEREST       DEFICIT)           (DEFICIT)
                                                          ----------    ------------    -------------------
                                                                         (UNAUDITED)
Balance at November 30, 1997......................               1           4,704               4,705
Net income........................................              --          18,082              18,082
                                                          --------         -------             -------
Balance at February 28, 1998......................        $      1         $22,786             $22,787
                                                          ========         =======             =======


                                                                          RETAINED
                                                                          EARNINGS             TOTAL
                                          BENEFICIAL       DEEMED       (ACCUMULATED    BENEFICIAL INTEREST
                                           INTEREST     DISTRIBUTION      DEFICIT)           (DEFICIT)
                                          ----------    ------------    ------------    -------------------
                                                                         (UNAUDITED)
Balance at November 30, 1998..........            1        (15,305)       (31,445)            (46,749)
Net loss..............................           --             --         (3,714)             (3,714)
                                           --------       --------       --------           ---------
Balance at February 28, 1999..........     $      1        (15,305)      $(35,159)          $ (50,463)
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

     The condensed consolidated financial statements should be read in conjunction with MSAF Group's consolidated financial statements and notes thereto as of and for the twelve months ended November 30, 1998 ("Fiscal 1998"). The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

     Certain reclassifications have been made to prior year amounts to conform to the current presentation.

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

NOTE 2 -- CONCENTRATIONS OF CREDIT RISK

     Credit risk with respect to operating lease receivables is generally diversified due to the number of lessees comprising MSAF Group's customer base and the different geographic areas in which they operate. At February 28, 1999 MSAF Group had leased aircraft to 29 lessees in 18 countries.

     Many of MSAF Group's lessees are in a relatively weak financial position because of the difficult economic conditions in the civil aviation industry as a whole and because, in general, weakly capitalized airlines are more likely to seek operating leases. In addition, at February 28, 1999, 14 of MSAF Group's aircraft are being leased to lessees domiciled in certain emerging market nations, including those located in Eastern Europe, the Middle East, Latin America and Asia. Emerging market economies have been affected by severe economic and financial difficulties. The exposure of MSAF Group's aircraft to particular countries and customers is managed partly through concentration limits and through obtaining security from lessees by way of deposits. MSAF Group will continue to manage its exposure to particular countries, regions and lessees through concentration limits.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

NOTE 3 -- AIRCRAFT

                                                                  FEBRUARY 28, 1999       NOVEMBER 30, 1998
                                                                  ------------------      -----------------
                                                                           (DOLLARS IN THOUSANDS)
Stage 3 Aircraft and one spare engine:
Cost........................................................           $972,030                $972,030
Less Accumulated depreciation...............................            (50,684)                (38,919)
                                                                       --------                --------
                                                                       $921,346                $933,111
                                                                       ========                ========
Aircraft cost includes $38.7 million of maintenance
liabilities that MSAF Group assumed at the date of purchase.
Fleet Analysis:
On lease for a further period of:
More than five years........................................                  7                       7
From one to five years......................................                 20                      20
Less than one year..........................................                  5                       5
                                                                       --------                --------
Total aircraft portfolio (including one spare engine and
excluding aircraft under capital lease).....................                 32                      32
                                                                       ========                ========

     At February 28, 1999, there were no non-revenue earning aircraft in MSAF Group's portfolio.

NOTE 4 -- INVESTMENT IN CAPITAL LEASE

     One of MSAF Group's aircraft has been leased to a customer under a sales-type capital lease. The components of MSAF Group's investment in this lease are as follows:

                                                                  FEBRUARY 28, 1999       NOVEMBER 30, 1998
                                                                  ------------------      -----------------
                                                                           (DOLLARS IN THOUSANDS)
Minimum lease payments receivable...........................           $24,282                 $25,302
Less: Allowance for doubtful accounts.......................            (1,530)                   (136)
                                                                       -------                 -------
Net minimum lease payments receivable.......................            22,752                  25,166
Less: Unearned Income.......................................            (4,531)                 (4,945)
                                                                       -------                 -------
Net investment in capital lease.............................           $18,221                 $20,221
                                                                       =======                 =======

     At February 28, 1999, minimum lease payments for each of the five succeeding fiscal years are $4 million.

     Unearned income is recognized over the term of the lease using the interest method.

     The provision for doubtful accounts of $1.4 million for the three months ended February 28, 1999 is recorded as a reduction of lease income revenues in the Condensed Consolidated Statements of Operations.

NOTE 5 -- LEASE INCOME RECEIVABLE

     Lease income receivable was as follows:

                                                                  FEBRUARY 28, 1999       NOVEMBER 30, 1998
                                                                  ------------------      -----------------
                                                                           (DOLLARS IN THOUSANDS)
Lease income receivable.....................................           $6,705                  $5,657
Less: Allowance for doubtful accounts.......................           (2,200)                   (553)
                                                                       ------                  ------
Lease income receivable, net................................           $4,505                  $5,104
                                                                       ======                  ======

     The provision for doubtful accounts of $1.6 million for the three months ended February 28, 1999 is recorded as a reduction of lease income revenues in the Condensed Consolidated Statements of Operations.

NOTE 6 -- LIABILITY FOR MAINTENANCE

     Activity in the liability for maintenance account was as follows:

                                                                  FEBRUARY 28, 1999       NOVEMBER 30, 1998
                                                                  ------------------      -----------------
                                                                           (DOLLARS IN THOUSANDS)
Balance, beginning of period................................           $51,939                 $   --
Liabilities assumed from International Lease
  Finance Corporation.......................................                --                  38,735
Collections from lessees....................................             3,999                  15,837
Reimbursements to lessees...................................            (2,750)                 (2,633)
                                                                       -------                 -------
Balance, end of period......................................           $53,188                 $51,939
                                                                       =======                 =======

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

NOTE 7 -- NOTES PAYABLE

     MSAF Group has acquired 32 aircraft and one spare engine having an aggregate cost of $972 million. MSAF Group financed these purchases primarily through borrowings from MSF and from the net proceeds from MSAF Group's private placement of securitized notes as discussed below.

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

                                INITIAL
                               PRINCIPAL
                                 AMOUNT                         EXPECTED FINAL    FINAL MATURITY
    SUBCLASS OF NOTE         (IN THOUSANDS)    INTEREST RATE     PAYMENT DATE          DATE
    ----------------         --------------    -------------    --------------    --------------
Subclass A-1.............       400,000        LIBOR+0.21%      March 15, 2000    March 15, 2023
Subclass A-2.............       340,000        LIBOR+0.35%      Sept. 15, 2005    March 15, 2023
Subclass B-1.............       100,000        LIBOR+0.65%      March 15, 2013    March 15, 2023
Subclass C-1.............       100,000        6.90%            March 15, 2013    March 15, 2023
Subclass D-1.............       110,000        8.70%            March 15, 2014    March 15, 2023

     If the Subclass A-1 Notes are not repaid on or before the Expected Final Payment Date for such subclass, such subclass of Notes will accrue interest thereafter at a rate equal to the stated interest rate therefor, plus 0.50% per annum ("Step-Up Interest").

     MSAF Group filed a registration statement with the Securities and Exchange Commission (the "SEC") with respect to an exchange offer (the "Exchange Offer") for exchange Notes with terms identical to the Notes which was declared effective on January 12, 1999. The Exchange Offer was consummated on January 18, 1999. MSAF Group paid an additional coupon of 0.50% on each of the subclasses of debt during the period from November 30, 1998 to January 18, 1999, as required under the terms of the Notes.

     The dates on which principal repayments on the Notes will actually occur will depend on the cash flows generated by the rental income from MSAF Group's portfolio of aircraft. Amounts received by MSAF Group are available for distribution and are paid in accordance with the priorities specified in the indenture relating to the Notes.

     Cash paid for interest on the Notes amounted to $15.7 million for the three month period ended February 28, 1999. There was no interest expense in the comparable prior year period as the Notes were issued on March 3, 1998.

NOTE 8 -- LIQUIDITY FACILITIES

     MSAF Group requires liquidity in order to finance many of its primary business activities, including maintenance obligations, security deposit return obligations, operating expenses and obligations under the Notes. MSAF Group's primary sources of liquidity are cash bank deposits and letters of credit.

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

     As of February 28, 1999, the aggregate amount available under the ILFC Facility and the MSDW Facility was approximately $40.4 million.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

NOTE 9 -- DERIVATIVE FINANCIAL INSTRUMENTS

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

     On the date that the eight interest rate swaps were assigned from MSCS to MSAF Group, such swaps had an aggregate fair value of approximately $(15.3) million. No consideration was paid to or received by MSAF Group in connection with the assumption of these swap positions. MSAF Group has recorded the assumption of these interest rate swaps at their fair value by recognizing a liability within Other liabilities in its Condensed Consolidated Balance Sheets, with a corresponding charge to Deemed Distribution, a component of Beneficial Interestholder's Deficit.

     Four of the swaps assumed from MSCS having an aggregate notional principal amount of $800 million are accounted for as hedges of its obligations under the Notes. Under these swap arrangements MSAF Group will pay fixed and receive floating amounts on a monthly basis. The fair value of the liability assumed relating to those swaps which are being accounted for as hedges is being deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. This amount and the differential payable or receivable on such interest rate swap contracts, to the extent such swaps are deemed to be effective hedges, is recognized as an adjustment to interest expense. The portion of these swaps not deemed to be an effective hedge is accounted for on a mark-to-market basis with changes in fair value reflected in interest expense. Gains and losses resulting from the termination of such interest rate swap contracts prior to their stated maturity are deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. The fair value of these interest rate swaps at February 28, 1999 was $(12.2) million.

     The remaining four swaps assumed by MSAF Group have an aggregate gross notional principal amount of $400 million. Under these swap arrangements, MSAF Group will pay/receive fixed and receive/pay floating amounts on a monthly basis. MSAF Group determined that these swaps do not qualify for hedge accounting. The fair value of the liability assumed related to these swaps is accounted for on a mark-to-market basis with changes in fair value reflected in interest expense. At February 28, 1999, the fair value of these swaps was $(7.2) million.

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

NOTE 10 -- RELATED PARTY TRANSACTIONS

     Under service agreements with MSAF Group, Cabot Aircraft Services Limited and Morgan Stanley & Co. Incorporated, both subsidiaries of MSDW, act as Administrative Agent and Financial Advisor, respectively. During the three month period ended February 28, 1999, Cabot Aircraft Services Limited received a fee of $0.4 million for providing these services, which is calculated as a percentage of the operating lease rentals received. Morgan Stanley & Co. Incorporated received advisory fees of $0.01 million in this period.

     Prior to the issuance of the Notes, MSAF Group received approximately $920 million of non-interest bearing financing from MSF which was utilized to purchase 31 of the 32 aircraft and a spare engine in its aircraft portfolio. At the time of the issuance of the Notes, this loan was automatically converted into a beneficial interest and a payment of approximately $976 million was made in the form of a distribution on such beneficial interest and comprised the following amounts (dollars in millions):

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

NOTE 11 -- COMMITMENTS

     MSAF Group did not have any material contractual commitments for capital expenditures at February 28, 1999.

     In accordance with the terms of a servicing agreement (the "Servicing Agreement"), ILFC (the "Servicer") is performing certain aircraft related activities with respect to MSAF Group's aircraft portfolio. Such activities include marketing MSAF Group's aircraft for lease or sale and monitoring lessee compliance with lease terms including terms relating to payment, maintenance and insurance. In accordance with the Servicing Agreement, fees payable to ILFC by MSAF Group are calculated as a percentage of the lease rentals received, in addition to certain incentive-based fees.

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

     MSAF Group's cash receipts and disbursements are determined, in part, by the overall economic condition of the operating leasing market. The operating leasing market, in turn, is affected by various cyclical factors including interest rates, the availability of credit, fuel costs and general and regional economic conditions affecting lessee operations and trading; manufacturer production levels; passenger demand; retirement and obsolescence of aircraft models; manufacturers exiting or entering the market or ceasing to produce aircraft types; re-introduction into service of aircraft previously in storage; governmental regulation; and air traffic control infrastructure constraints such as limitations on the number of landing slots.

     MSAF Group's ability to compete against other lessors is determined, in part, by (i) the composition of its fleet in terms of mix, relative age and popularity of the aircraft types; (ii) operating restrictions imposed by the Indenture, and (iii) the ability of other lessors, who may possess substantially greater financial resources, to offer leases on more favorable terms than MSAF Group.

     Any statements contained herein that are not historical facts, or that might be considered an opinion or projection, whether expressed or implied, are meant as, and should be considered, forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks. If any assumptions or opinions prove incorrect, any forward-looking statements made on that basis may also prove materially incorrect.

RECENT DEVELOPMENTS

     THE AIRCRAFT

     As of February 28, 1999, the total number of aircraft owned by MSAF Group was 32 aircraft plus a spare engine.

     LESSEE DIFFICULTIES

     As of April 1, 1999, two of MSAF Group's current lessees were in arrears. The aircraft on lease to these two lessees in arrears represent 9.0% of the appraised value of the portfolio at September 30, 1998 and both lessees are based in Brazil. The amounts outstanding and overdue for the two lessees in respect of rental payments, maintenance reserves and other miscellaneous amounts due under the leases (net of default interest and certain cash in transit) with respect to these lessees amounted to approximately $5.1 million. The weighted average number of days past due of such arrears was 68 days. See "Latin America" below.

     In addition, as of April 1, 1999, an aggregate of $2.8 million was owed to MSAF Group from three of its former lessees. In each case, MSAF Group has already repossessed the aircraft from the former lessee and has re-leased the aircraft to another carrier.

     ECONOMIC CRISES IN EMERGING MARKETS
     EUROPE/MIDDLE EAST

     In light of continued non-payment of rental and maintenance prepayments, the Servicer agreed to terminate the lease with Onur Air early and repossess the aircraft. The aircraft represents 4.3% of the appraised value of the portfolio at September 30, 1998. As of April 1, 1999, Onur Air was in arrears, owing $1.4 million in rental and maintenance reserves (net of security deposits). Amounts owed were restructured as part of the early termination agreement and are scheduled for payment in full by October 1999. The aircraft has been re-leased to Air Alfa, a Turkish based charter airline.

     ASIA

     Currently, MSAF Group leases 13.0% of its fleet in the Asia region (5.5% in South Korea, 4.9% in Taiwan and 2.6% in China) and 6.7% in Pacific and other regions (6.7% in Fiji) by appraised value of the portfolio at September 30, 1998. As of April 1, 1999 none of these lessees were in arrears although severe financial difficulties have been reported for certain other air carriers in the region. One of the lessees restructured its lease payments which will result in a lower rental payment over the remaining lease term.

     LATIN AMERICA

     Considerable economic uncertainty currently affects the major economies in Latin America. As of April 1, 1999, MSAF Group leased 17.4% of its fleet in Latin America (6.3% in Mexico and 11.1% in Brazil) by appraised value of the portfolio at September 30, 1998.

     In January 1999, Brazil decided to float its currency on the international currency market which resulted in a devaluation of its currency and increased exchange rate volatility. One of MSAF Group's Brazilian lessees, which accounts for 6.1% of the appraised value of the portfolio at September 30, 1998, has requested a short-term stay in lease payments due to financial difficulties associated with the devaluation. The lessee is currently in discussions with its principal lessors regarding its financial position, the outcome of which may well be the restructuring of its lease payments to MSAF Group. The rentals of another Brazilian lessee, representing 2.1% of the appraised value of the portfolio at September 30, 1998, have been restructured. The lessee has agreed with the Servicer to defer part of its rental for a six month period and to pay the arrearage, with interest, in full by January 2000. The rental arrears of the third Brazilian lessee, which accounts for 2.9% of the appraised value of the portfolio at September 30, 1998, were restructured in December 1998, and the lessee is in arrears with respect to the restructured payments amounts as well as subsequent lease payments.

     OTHER

     In January 1999, the Servicer agreed with Guyana Airways to terminate the lease early and repossess the aircraft. The airline has agreed to re-imburse MSAF for certain arrears and costs of redelivery. The Guyana aircraft is a B757-200 and accounts for 3.3% of the appraised value of the portfolio at September 30, 1998. The aircraft is subject to a new lease with a US carrier, National Airlines.

     NEW AIRCRAFT SAFETY STANDARD

     The U.S. Federal Aviation Administration (the "FAA") has indicated that it will develop within the next six months a new test specification for insulation for the purpose of increasing fire safety on aircraft. The FAA has also begun discussion with the international aviation authorities on this matter. In addition, the FAA has indicated that it will propose requiring the use of improved insulation once the new test standard is developed. It is possible that additional service bulletins, new maintenance practices and mandatory airworthiness directives may be issued while the new standard for insulation is developed. If new standards for insulation are implemented, MSAF Group could incur significant costs in ensuring its aircraft comply with these standards which could impact adversely on MSAF Group's results of operations. It is currently not clear whether or to what extent manufacturers, owners or lessees would be responsible for the costs necessary to bring aircraft in compliance with such new test standards.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999, AND THE THREE MONTHS ENDED FEBRUARY 28, 1998

     MSAF Group's results of operations for the three months ended February 28, 1999 are not directly comparable with those of the three months ended February 28, 1998 because MSAF Group did not own its aircraft portfolio throughout the entire prior year period. In addition, the Notes were issued on March 3, 1998 and accordingly, MSAF Group had no interest expense for the three month period ended February 28, 1998.

     LEASE INCOME

     Lease Income for the three month period ended February 28, 1999 amounted to $27.1 million compared with $25.1 million for the three month period ended February 28, 1998. MSAF Group's operating results for the three month period ended February 28, 1999 were adversely affected by provisions for doubtful accounts aggregating $3.0 million. Such provisions were recorded due to financial difficulties experienced by certain of its current lessees, as well as to reserve against amounts owed to MSAF Group by certain of its former lessees whose aircraft have already been repossessed (see "LESSEE DIFFICULTIES"). No provisions for doubtful accounts were recorded in the three month period ended February 28, 1998. Lease income may decline in 1999 due to potential lessee defaults and lessee arrears, particularly given the difficult operating conditions for Latin American lessees as discussed above.

     MSAF Group records the cash prepayments made by lessees for maintenance as a component of the liability for maintenance account which appears on the Condensed Consolidated Balance Sheets. When the lessee incurs maintenance expenditures, MSAF Group must return a corresponding amount of the prepayment to the lessee. At this time, MSAF Group will forward cash to the lessee, with a corresponding decrease to the liability for maintenance account. MSAF Group will only reimburse the lessee for the cost of maintenance expenditures to the extent that sufficient prepayments have been made by the lessee. At the time an aircraft is re-leased to a new lessee, an assessment is made of the expected maintenance reserve requirements; any excess reserve is then released to lease income.

     INVESTMENT INCOME

     In the three month period ended February 28, 1999, MSAF Group earned investment income of $0.4 million, which represents interest income on its cash and cash equivalents.

     No investment income was earned in the three month period ended February 28, 1998, as all lease income was used to immediately repay the non-interest bearing financing from MSF.

     INTEREST EXPENSE

     Interest expense, including swap costs of $0.8 million, amounted to $16.3 million in the three month period ended February 28, 1999. Interest expense relates to the cost of the Notes which were issued on March 3, 1998. The weighted average interest rate on the Subclass A-1 to D-1 Notes during the three month period ended February 28, 1999 was 6.28% and the average debt in respect of the Subclass A-1 to D-1 Notes outstanding during the three month period ended February 28, 1999 was $973.81 million. No interest expense was incurred in the three month period ended February 28, 1998.

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

     The net economic effect of assigning all eight swaps with a gross notional amount of $1.2 billion to MSAF Group on March 3, 1998 was to fix MSAF Group's interest rate liability at November 12, 1997, shortly after the date MSAF Group incurred its exposure to movements in interest rates when it agreed to purchase the aircraft with associated fixed rate leases. See "Interest Rate Risk Management" below for more information regarding MSAF Group's swaps positions and hedging policy.

     DEPRECIATION

     The charge for depreciation for the three month period ended February 28, 1999 amounted to $11.8 million, compared with $3.8 million in the three month period ended February 28, 1998, reflecting the fact that MSAF Group did not own all of the aircraft throughout the entire prior year period.

     OPERATING EXPENSES

     Service Provider and Other Fees. Service provider and other fees for the three month period ended February 28, 1999 were $2.0 million compared with $2.8 million for the corresponding period in Fiscal 1998. The most significant element in both periods was the aircraft servicing fee paid to ILFC, which amounted to $1.4 million in the Fiscal 1999 period and $2.7 million in the Fiscal 1998 period. The fee paid in the period ended February 28, 1998 included an initial upfront fee paid at the inception of the Servicing Agreement. MSAF Group's service provider expenses also included $0.4 million in respect of administrative agency and cash management fees in the three months ended February 28, 1999 compared with $0.1 million in the three months ended February 28, 1998. The lower fees paid for the three month period ended February 28, 1998 reflects the fact that MSAF Group did not own all of the aircraft throughout that period.

     Maintenance and Other Aircraft Related Costs. Maintenance and other aircraft related costs for the three month period ended February 28, 1999 amounted to $1.1 million compared to $0.4 million for the three month period ended February 28, 1998.

     Included within maintenance and other aircraft related costs were insurance, re-leasing and other costs incurred in the three month period ended February 28, 1999, which amounted to approximately $0.6 million, compared to $0.1 million for the corresponding period in Fiscal 1998. It is expected that re-leasing costs will increase over the next several months due to costs relating to reconfiguring aircraft for new lessees upon redelivery.

     NET INCOME

     In the three month period ended February 28, 1999 MSAF Group incurred a net loss of ($3.7 million). MSAF Group's net income for the three month period ended February 28, 1998 was $18.1 million.

     MSAF Group is a Delaware business trust treated as a branch of MSF for U.S. Federal, state and local income tax purposes. As such, MSAF Group is not subject to U.S. Federal, state and local income taxes.

FINANCIAL RESOURCES AND LIQUIDITY

     Refer to Appendix 1 for additional information regarding the cash performance of MSAF Group for the period from November 17, 1998 to February 16, 1999.

     LIQUIDITY

     MSAF Group's cash and cash equivalents at February 28, 1999 were $35.4 million. Of this amount, $25 million represents the cash portion of the Liquidity Reserve Amount (as defined below) and $10.4 million represents rental and maintenance receipts and cash held for accrued expenses.

     In addition to the $25 million cash portion at February 28, 1999, the Liquidity Reserve Amount also contained $40.4 million of undrawn credit and liquidity facilities from MSDW and ILFC.

     CASH FLOWS FROM OPERATING ACTIVITIES

     Operating cash flows depend on many factors including the performance of lessees and MSAF Group's ability to re-lease aircraft, the average cost of the Notes, the effectiveness of MSAF Group's interest rate hedging policies, the ability of MSAF Group's swap providers to perform under the terms of their swaps and similar obligations and whether MSAF Group will be able to refinance certain subclasses of Notes that may not be repaid with lease cash flows.

     Net cash provided by operating activities for the three month period ended February 28, 1999 amounted to $10.7 million, principally reflecting non-cash depreciation expense of $11.8 million, a net loss of ($3.7) million and provision for doubtful accounts of $3.0 million.

     Net cash provided by operating activities for the three month period ended February 28, 1998 amounted to $35.2 million, principally reflecting non-cash depreciation expense of $3.8 million, net income of $18.1 million, maintenance liabilities of $3.7 million and rental payment receivables of $8.0 million.

     CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

     In the three month period ended February 28, 1999, no cash was used for investing activities, while in the three month period ended February 28, 1998, the use of cash flows for investing activities of $859.7 million was to acquire aircraft.

     In the three month period ended February 28, 1999, $10.1 million of cash for financing activities was used to repay principal on the Notes, while in the three month period ended February 28, 1998, cash flows from financing activities were $824.4 million, reflecting the proceeds from borrowings from MSF to acquire aircraft.

     INDEBTEDNESS

     MSAF Group's indebtedness primarily consisted of the Subclass A-1 to D-1 Notes in the amount of $968.7 million at February 28, 1999.

     LIQUIDITY RESERVE AMOUNT

     The "LIQUIDITY RESERVE AMOUNT" is intended to serve as a source of liquidity for MSAF Group's maintenance obligations, security deposit return obligations, operating expenses, contingent liabilities and Note obligations. The Liquidity Reserve Amount may be funded with cash and letters of credit, guarantees or other credit support instruments ("ELIGIBLE CREDIT FACILITIES") provided by, or supported with further Eligible Credit Facilities provided by, a person (an "ELIGIBLE PROVIDER") whose short-term unsecured debt is rated P-1 by Moody's Investors Service, A-1+ by Standard & Poor's, or D-1+ by Duff & Phelps or is otherwise designated as an Eligible Provider by the Controlling Trustees. Both the ILFC facility discussed below under "-- ILFC Facility" and the MSDW facility discussed below under "-- MSDW Facility" are Eligible Credit Facilities and comprise part of the Liquidity Reserve Amount. There are currently no other Eligible Credit Facilities in place.

     The Liquidity Reserve Amount was approximately $65.4 million on February 28, 1999. The "MINIMUM LIQUIDITY RESERVE AMOUNT" may be funded with cash and with Eligible Credit Facilities and was approximately $15 million on February 28, 1999. The Liquidity Reserve Amount and the Minimum Liquidity Reserve Amount may be increased or decreased from time to time for any reason (including upon acquisitions of additional aircraft) by an action of the Controlling Trustees in light of changes in, inter alia, the condition of the Aircraft, the terms and conditions of the leases, the financial condition of the lessees, sales of aircraft and prevailing industry conditions; provided that MSAF Group will obtain confirmation in advance in writing from the rating agencies that any proposed reduction in the Liquidity Reserve Amount or the Minimum Liquidity Reserve Amount will not result in a lowering or withdrawal by any of the rating agencies of their respective ratings of any Notes.

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

     The Liquidity Reserve Amount and the Minimum Liquidity Reserve Amount have been determined largely based on an analysis of historical experience, assumptions regarding MSAF Group's future experience and the frequency and cost of certain contingencies in respect of the aircraft currently owned by MSAF Group, and are intended to provide liquidity for meeting the cost of maintenance obligations and non-maintenance, aircraft-related contingencies such as removing regulatory liens, complying with airworthiness directives (AD's), repossessing and releasing aircraft. In analyzing the future impact of these costs, assumptions have been made regarding their frequency and amount based upon historical experience. There can be no assurance, however, that historical experience will prove to be relevant in the future or that actual cash received by MSAF Group in the future will not be significantly less than that assumed. Any significant variation may materially adversely affect the ability of MSAF Group to make payments of interest and principal on the Notes.

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

     In addition, under the ILFC facility, ILFC will make loans to MSAF Group which MSAF Group may use for the same purposes as those for which the Liquidity Reserve Amount may be applied as discussed above under "-- Liquidity Reserve Amount," including to pay interest and minimum principal payment amounts payable under the Indenture on the Notes. ILFC's obligation to make such amounts available shall be limited to the ILFC facility commitment which was approximately $30.4 million on February 28, 1999. The ILFC facility commitment shall be equal to, (i) at any time before an early termination of the Servicing Agreement for a reason other than a sale of all the aircraft in MSAF Group's current portfolio or the repayment or defeasance of MSAF Group's debt (a "FACILITY REDUCTION EVENT"), the sum of, (A) $10 million plus, (B) total security deposits held by ILFC for the benefit of MSAF Group at such time minus,
(C) all drawings previously made by MSAF Group under the ILFC facility and required to be repaid to ILFC but not repaid at such time, and (ii) at any time from and after a Facility Reduction Event, $10 million minus all ILFC facility drawn amounts required to be repaid to ILFC but not repaid at such time.

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

     ILFC's agreement to provide the ILFC facility will expire on the earliest of, (i) May 26, 2023, (ii) a sale of all the aircraft, and (iii) the repayment or defeasance of all MSAF Group's debt.

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

     MSDW's agreement to provide the MSDW facility will expire on the earlier of, (i) a sale of all the aircraft, and (ii) the repayment or defeasance of all MSAF Group's debt. MSDW has been designated by the Controlling Trustees as an Eligible Provider. MSDW's long-term unsecured debt is currently rated Aa3 by Moody's, A+ by Standard & Poor's and AA by Duff & Phelps.

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

     The administrative agent, cash manager and financial advisor each are reviewing their year 2000 exposure and identifying the steps that will need to be taken to ensure that their systems are year 2000 compliant. If the administrative agent's or financial advisor's systems are not fully year 2000 compliant, we do not expect the consequences of such noncompliance to have a material adverse effect on our business. MSAF Group may suffer a material adverse impact on its business and results of operations if information technology upon which the cash manager relies is not year 2000 compliant.

     ILFC has assessed its computer and information systems to determine the extent of its exposure to year 2000 risks. ILFC believes that all of its critical computer and information systems were year 2000 compliant as of September 30, 1998. ILFC is conducting a survey of the critical third parties with which it conducts business on our behalf to determine the extent of their exposure to year 2000 risks and the status of their year 2000 compliance efforts. As of April 1, 1999, ILFC has received responses from all but three of MSAF Group's 30 current lessees. Based on these responses, ILFC has indicated to MSAF Group that approximately half of the lessees are or will be year 2000 compliant by August 1999. ILFC is engaged in an ongoing dialog with noncompliant lessees and continues to attempt to contact the three lessees that have not yet responded. Nonetheless, significant uncertainties remain regarding the status of year 2000 compliance efforts of critical third parties and the risks to MSAF Group of noncompliance by such third parties.

     Noncompliance by a lessee could result in lost revenue for the lessee and an inability to make lease payments to MSAF Group. Noncompliance by the lessee's financial institutions could also adversely affect the ability to process lease payments. ILFC, on behalf of MSAF Group, has inquired of each lessee about whether it has addressed year 2000 compliance issues with its financial institutions.

     Our worst case scenario would be that a large number of lessees are unable to operate their aircraft and generate revenues and as a result are unable to make lease payments to MSAF Group. MSAF Group is unable to determine at this time the likelihood or magnitude of any resulting lost revenue or whether the consequences of year 2000 failures will have a material impact on MSAF Group's business or financial position.

     If a noncompliant lessee cannot operate its aircraft and cannot make contractual lease payments due to year 2000 issues, our contingency plans may include for ILFC to repossess aircraft from lessees in default and then attempt to re-lease such aircraft to a year 2000 compliant lessee. We cannot assure that ILFC would be able to re-lease such aircraft at favorable terms or at all or that there may not be a significant delay in re-leasing. If a significant number of aircraft could not be re-leased at favorable terms or at all, it may have a material adverse effect on our business.

     Aircraft and air traffic control systems also depend heavily on microprocessors and software technology. If the systems employed by the aircraft are not year 2000 compliant, our business and results of operations may be adversely affected. Major aircraft manufacturers, including Boeing and Airbus, are conducting year 2000 reviews of the systems employed on their aircraft and are advising owners, operators and service providers of the steps to be taken to address any year 2000 problems that are identified. Among the aircraft systems that have been identified as being susceptible to year 2000 problems are certain on-board aircraft management and navigation systems. The nature and extent of the risks posed by potential failure of aircraft and aircraft control systems because of year 2000 problems has not been fully determined. We cannot assure that our lessees will follow the advice of aircraft manufacturers regarding the steps to be taken to address year 2000 compliance. It is not clear whether or to what extent manufacturers, owners or lessees will be responsible for the costs necessary to make aircraft systems year 2000 compliant. Accordingly, MSAF Group is currently not able to make any estimate of the amount, if any, it may be required to spend to remediate year 2000 problems associated with the aircraft. Such expenditures could, however, have a material adverse impact on the ability of MSAF Group to make payments on the Notes.

     The aviation insurance markets have sought to exclude any claims for losses incurred as a result of year 2000 problems under existing policies. However, the application of this exclusion may be mitigated by the availability of the following limited writeback endorsements ("YEAR 2000 ENDORSEMENTS"): (i) hull and aircraft liability coverage in respect of accidental loss of damage to insured aircraft and for liability arising out of an accident involving the insured aircraft as a result of a year 2000 occurrence and (ii) non aircraft liability coverage with regard to liability caused by an accident and arising out of a risk insured under the policy as a result of year 2000 failure. Therefore, the effect of the Year 2000 Endorsements is to provide that losses (including consequential losses) arising from a year 2000 failure will only be paid where they result from an accident involving an aircraft or an injury to a third party. Insurers will provide Year 2000 Endorsements to those airlines which satisfy insurers that they have identified and are adequately addressing the year 2000 issues affecting that airline. As of April 1, 1999, seven of MSAF Group's current lessees have obtained Year 2000 insurance endorsements. MSAF Group, in conjunction with ILFC and its insurance brokers, continues to assess the year 2000 status of its lessees' aviation insurance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     MSAF Group's principal market risk exposure is to changes in interest rates. This exposure arises from its Notes and the derivative instruments used to manage interest rate risk.

     The terms of each subclass of the Notes, including the outstanding principal amount and estimated fair value as of February 28, 1999 are as follows:


                       Outstanding
                    Principal Amount        Annual                                                    Fair Value at
                    at February 28,      Interest Rate     Expected Final Payment   Final Maturity     February 28,
Subclass Of Note          1999         (payable monthly)           Date                  Date              1999
----------------    ----------------   -----------------   ----------------------   --------------    ------------
                        ($000's)                                                                         ($000's)
Subclass A-1           $400,000         LIBOR + 0.21%           March 15, 2000      March 15, 2023      $398,440
Subclass A-2            264,844         LIBOR + 0.35%       September 15, 2005      March 15, 2023       262,858
Subclass B-1             93,888         LIBOR + 0.65%           March 15, 2013      March 15, 2023        89,691
Subclass C-1            100,000                 6.90%           March 15, 2013      March 15, 2023        93,300
Subclass D-1            110,000                 8.70%           March 15, 2014      March 15, 2023       104,390


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

     MSAF Group is a party to eight interest rate swaps (the "INITIAL SWAPS") with MSCS. In six of these swaps MSAF Group pays a fixed monthly coupon and receives one month LIBOR and in two of these swaps MSAF Group pays one month LIBOR and receives a fixed monthly coupon on the notional balances as set out below:

                                                                                  FAIR VALUE AT
NOTIONAL                                          FIXED MONTHLY   FIXED MONTHLY    FEBRUARY 28,
BALANCE    EFFECTIVE DATE       MATURITY DATE       PAY RATE      RECEIVE RATE        1999
--------  -----------------   -----------------   -------------   -------------   -------------
($000'S)                                               (%)             (%)          ($000'S)
100,000   November 12, 1997   November 15, 1999      6.0550              --             (647)
300,000   November 12, 1997   November 15, 2000      6.1325              --           (3,234)
200,000   November 12, 1997   November 15, 2002      6.2150              --           (3,588)
200,000   November 12, 1997   November 15, 2004      6.2650              --           (4,771)
150,000   November 12, 1997   November 15, 2007      6.3600              --           (4,839)
 50,000   November 12, 1997   November 15, 2009      6.4250              --           (1,862)
150,000   February 19, 1998   November 15, 2007          --           5.860             (310)
 50,000   February 19, 1998   November 15, 2009          --           5.905             (214)

     All eight swaps were originally entered into by MSCS with an internal swaps desk as the counterparty on November 12, 1997 and February 19, 1998, respectively. On March 3, 1998, all eight of the above swaps were assigned to MSAF Group by MSCS. Although MSAF Group's floating rate liability March 3, 1998 was approximately $800 million (after the repayment of principal due to the undelivered aircraft), the net economic effect of assigning all eight swaps to MSAF Group with an aggregate notional amount of $1.2 billion was to fix the interest rate liability at the November 12, 1997 interest rate. MSAF Group required this certainty both in furtherance of its interest rate management policy not to be adversely exposed to material movements in interest rates from November 12, 1997 (shortly after MSAF Group entered into the asset purchase agreement with ILFC for the acquisition of the aircraft and related fixed rate leases) and, by fixing the principal liabilities relating to the transaction, to facilitate the structuring of the transaction.

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

     The change in the fair value of the eight swaps between November 30, 1998 and February 28, 1999 was primarily due to changes in market interest rates.

PART II.          OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27.1  Financial Data Schedule of Morgan Stanley Aircraft Finance.

         (b) Reports on Form 8-K: Morgan Stanley Aircraft Finance filed a Current Report on Form 8-K dated December 14, 1998, January 14, 1999 and February 12, 1999 relating to the monthly report to holders of the Notes.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 14, 1999                           MORGAN STANLEY AIRCRAFT FINANCE


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

                                 MORGAN STANLEY AIRCRAFT FINANCE


                                        INDEX TO EXHIBITS


EXHIBIT NUMBER

27.1              Financial Data Schedule of Morgan Stanley Aircraft Finance

APPENDIX 1

                        MORGAN STANLEY AIRCRAFT FINANCE

              MANAGEMENT DISCUSSION & ANALYSIS OF CASH PERFORMANCE

BACKGROUND

          On March 3, 1998, Morgan Stanley Aircraft Finance ("MSAF"), a Delaware business trust, issued $1,050 million of Notes in five subclasses -- Subclass A-1, Subclass A-2, Subclass B-1, Subclass C-1 and Subclass D-1 (the "NOTES"). The Notes were issued in connection with MSAF's agreement to acquire 33 aircraft plus a spare engine with a total appraised value at September 30, 1997 of $1,115.51 million from International Lease Finance Corporation ("ILFC").

          All but one of the 33 aircraft were acquired by MSAF. The undelivered aircraft was a B737-400 with an appraised value of $28.82 million. Pursuant to the indenture relating to the Notes (the "INDENTURE"), MSAF decided to distribute to Noteholders $26.0 million which represents that portion of the proceeds from the offering of the Notes relating to this aircraft on June 15, 1998. As a result, the overall size of the aircraft fleet is now 32 aircraft plus a spare engine with a revised total appraised value at September 30, 1998 of $1,029.4 million. Applying the declining value assumption to the original September 30, 1997 fleet appraisal, the total appraised value was assumed to be $1,047.9 million at February 16, 1999. See "Aircraft Values" below. As of
April 1, 1999, all 32 aircraft plus the engine were subject to leases with 30 lessees in 19 countries as shown in Schedule A attached.

          The discussion and analysis, which follows, is based on the results of MSAF and its subsidiaries as a single entity (collectively the "MSAF GROUP").


GENERAL

          MSAF Group is a special purpose vehicle which owns aircraft subject to operating leases and, in one instance, a finance lease. MSAF may also make aircraft acquisitions and aircraft sales. MSAF intends to acquire additional commercial passenger or freight aircraft from various sellers and will finance the acquisition of such aircraft by issuing additional notes. Any acquisition of further aircraft will be subject to certain confirmations with respect to the Notes from rating agencies and compliance with certain operating covenants of MSAF set out in the Indenture.

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

     This report presents information for the period from and including November 17, 1998 to and including the Note Payment Date on February 16, 1999. The financial data includes payments made by MSAF on February 16, 1999 but includes receipts from November 10, 1998 up to February 9, 1999, this being the calculation date for the February 16, 1999 Note Payment Date.

CASHFLOW PERFORMANCE RELATIVE TO THE ASSUMPTIONS

     The February 20, 1998 Offering Memorandum for the Notes (the "OFFERING MEMORANDUM") contains assumptions in respect of MSAF's future cashflows and cash expenses (the "ASSUMPTIONS"). In the period from November 17, 1998 to February 16, 1999, MSAF generated approximately $0.9 million in net cash collections in excess of the Assumptions, due to higher than expected net maintenance revenues.

     CASH COLLECTIONS

     "Cash Collections" comprise lease rental payments, maintenance reserve payments by lessees and cash interest paid on MSAF's cash balances. The Offering Memorandum assumed Cash Collections for the period from November 17, 1998 to February 16, 1999 of $30.2 million. Total Cash Collections achieved in this period were $32.0 million, a positive difference of $1.8 million. This difference is due to a combination of factors set out below.

     Gross lease rentals. Cash Collections relating to gross lease rentals for the period from November 17, 1998 to February 16, 1999 amounted to $28.3 million or approximately $3 million less than the $31.3 million assumed in the Offering Memorandum. Lessee rental arrears, outstanding restructured payments, bad debts and lost revenue due to AOG explain this variance. See "Developments-Lessee Difficulties" below.

     Repossession and other stress related costs (net of security deposits applied). Repossession and other stress related costs (net of security deposits applied) for the period from November 17, 1998 to February 16, 1999 amounted to an inflow of $0.7 million, as compared to a cost of $1.4 million in assumed stress related costs for this period. The inflow of $0.7 million reflects the application of a security deposit from one terminated lease. As of April 1, 1999, this aircraft was subject to a signed lease agreement with a new lessee.

     Net lease rentals. The Offering Memorandum assumes a 4.5% reduction in gross lease rentals due to certain stress related costs (repossession costs, AOG costs and arrearages) ("NET LEASE RENTALS"). For the period from November 17, 1998 to February 16, 1999, assumed Net Lease Rentals were $29.9 million. Actual Net Lease Rentals for the period were $29.0 million, $0.9 million less than the Assumptions principally because of lower than assumed gross lease rentals, which were partially offset by lower than assumed repossession and other stress related costs. It is likely that net lease rentals will remain weak in the current financial year, due to potential lessee defaults, arrears and increased repossession and other stress-related costs. See "Developments - Lessee Difficulties" below.

     Maintenance. In the period from November 17, 1998 to February 16, 1999, maintenance receipts were $4.3 million, exceeding maintenance disbursements of $1.8 million by $2.5 million. The Offering Memorandum assumes that maintenance receipts will equal maintenance disbursements over the term of the Notes, and therefore, maintenance receipts and maintenance disbursements are both assumed to be zero in each Note Payment Period. In any particular Note Payment Period, however, there will be actual maintenance receipts and disbursements and it is unlikely that maintenance receipts will equal maintenance disbursements in any such period. It is likely that maintenance disbursements will increase due to anticipated engine overhauls and re-leasing expenses which we originally expected to incur in 1998 but which we now expect to incur in the current year. As of February 16, 1999, there was approximately $3.2 million held in the Expense Account for projected maintenance expenses over the following three months.

     Interest received. Actual interest received for the period from November 17, 1998 to February 16, 1999 was $0.5 million compared to $0.4 million assumed in the Offering Memorandum for the same period. The difference is due to a combination of two offsetting factors. First, actual interest received includes interest received on amounts in the Expense Account and interim balances in the Collection Account which are not included in the Offering Memorandum assumptions. Second and partially offsetting the impact of these higher cash balances on which interest has been earned, the Offering Memorandum assumed a reinvestment rate of 5.75% while the average reinvestment rate for the period was approximately 5.27%.

     Other cash received. Other cash received for the period from November 17, 1998 to February 16, 1999 was approximately $0.1 million or $0.1 million more than assumed in the Offering Memorandum. Other cash received consists of late lease payment charges and interest earned on a former lessee's deposit.

     CASH EXPENSES

     "Cash Operating Expenses" includes all fees, costs or expenses paid by any MSAF Group member in the course of the business activities permitted to be conducted by it under the Indenture. The cash outflows in respect of Operating Expenses shown in the Offering Memorandum were assumed to be $1.1 million for the period from November 17, 1998 to February 16, 1999. Total cash expenses paid in this period were approximately $2.3 million, a negative variance of $1.2 million. This variance is due to a combination of factors set out below.


Cash Operating Expenses
-----------------------

     Insurance, re-leasing and other costs. Insurance, re-leasing and other costs incurred were approximately $0.4 million from November 17, 1998 to February 16, 1999, which was $0.7 million less than the assumed costs of $1.1 million for the period.

     Increase in Accrued Expenses. $1.8 million of accrued expenses was transferred to the expense account in the period from November 17, 1998 to February 16, 1999 and is expected to be payable in the current year. The balance in the Expense Account on February 16, 1999 was $4.3 million. Approximately $3.2 million of this $4.3 million relates to accrued maintenance expenses while the remaining $1.1 million relates to accrued insurance, re-leasing and other costs. The Offering Memorandum assumes there are no accrued expenses.

SELLING, GENERAL AND ADMINISTRATIVE

     Servicer fees. Fees paid to ILFC, as Servicer, during the period from November 17, 1998 to February 16, 1999 amounted to $1.8 million, which is $0.2 million higher than the assumed cost of $1.6 million for the period. A significant portion of the Servicer fees are calculated as a percent of rental revenue actually received. While actual rental revenue received was lower than assumed in the Offering Memorandum, total fees paid were higher as they included an Annual Incentive fee of $0.5 million, paid in December 1998.

     Other service provider fees and overhead. Other service provider fees and overhead amounted to $0.4 million for the period from November 17, 1998 to February 16th, 1999. This is $0.4 million below the assumed amount of $0.8 million for the period, partly due to a lower than assumed Administrative Agent's fee because of lower rental revenues but mainly due to lower than assumed overhead costs.

     NOTE PAYMENTS

     Interest payments. Actual interest payments to Noteholders net of swap effects were $17.5 million, slightly higher than assumed net payments of $17.4 million for the period from November 17, 1998 to February 16, 1999.

     Principal payments. Total principal distributions in the period from November 17, 1998, to February 16, 1999 were $10.1 million, an excess of $0.9 million over assumed total debt amortization for this period, reflecting the higher than assumed net cash collections as discussed above. The principal amortization payments were made with respect to the A-2 and B-1 Notes.

OTHER FINANCIAL DATA

     CASH

     Cash held at February 16, 1999 was $29.2 million. Of this amount, $25 million represents the cash portion of the Liquidity Reserve Amount (which is used as a source of liquidity for, among other things, maintenance obligations, security deposit return obligations, cash operating expenses and contingent liabilities) and $4.3 million represents accrued expenses and is held in the Expense Account. The $4.3 million of Accrued Expenses is in respect of likely maintenance and re-leasing expenses expected to fall due in the next quarter.

     In addition to the $25 million cash portion at February 16, 1999, the Liquidity Reserve Amount also contained $40.4 million of undrawn credit and liquidity facilities from Morgan Stanley Dean Witter and ILFC.

     AIRCRAFT VALUES

     Under the terms of the Notes, MSAF is obliged to obtain annual appraisals of the Base Value of each aircraft from three independent appraisers by October 31 of each year. Generally, where the appraisals indicate a Base Value decline significantly in excess of the value decline assumed under the terms of the Notes, excess cash flow is redirected to the extent required to the Class A Notes via the Class A Scheduled Principal Payment Amount. The most recent appraisals occurred in September 30, 1998 and the next are due to occur no later than October 31, 1999. A copy of the most recent Appraisals is attached in Schedule A. The actual appraised value of the fleet at September 30, 1998 was $1,029.4 million versus an assumed value of $1,058.3 million at November 17, 1999.

     A-D NOTE BALANCE

     As of February 16, 1999, the aggregate amount of Class A-D Notes outstanding was $968.7 million, approximately $12.7 million lower than assumed due to higher than assumed principal repayments with respect to the Class A-2 Notes.

DEVELOPMENTS


          LESSEE DIFFICULTIES

          As of April 1, 1999, two lessees were in arrears. The aircraft on lease to the two lessees in arrears represent approximately 9.0% of the appraised value of the portfolio at September 30, 1998 and both lessees are based in Brazil. The amounts outstanding and overdue for the two lessees in respect of Rental Payments, Maintenance Reserves and other miscellaneous amounts due under the Leases (net of default interest and certain cash in transit) with respect to these lessees amounted to approximately $5.1 million. The weighted average number of days past due of such arrears was 68 days. See "Latin America" below.

          Since November 30, 1998, two lessees have been terminated early. The two early lease terminations were uncontested by the lessees. Both aircraft have been re-leased to new lessees and the aircraft are currently undergoing redelivery modifications prior to delivery, scheduled for April 1999.


          EUROPE/MIDDLE EAST

           In light of continued non-payment of rental and maintenance prepayments, the Servicer agreed to terminate the lease with Onur Air early and repossess the aircraft. The aircraft represents 4.3% of the appraised value of the portfolio at September 30, 1998. As of April 1, 1999, Onur Air was in arrears, owing $1.4 million in rental and maintenance reserves (net of security deposits). Amounts owed were restructured as part of the early termination agreement and are scheduled for repayment in full by October 1999. The aircraft has been re-leased to Air Alfa, a Turkish based charter airline.


          ASIA

          During the period from March 3, 1998 to February 16, 1999, the economies of Asia continue to be severely affected by economic and financial difficulties. Currently, MSAF leases 13.0% of its fleet in the Asia Region (5.5% in South Korea, 4.9% in Taiwan and 2.6% in China) and 6.7% in Pacific and Other regions (6.7% in Fiji) by appraised value of the portfolio at September 30, 1998. As of April 1, 1999 none of these lessees were in arrears although severe financial difficulties have been reported for certain other air carriers in the region. One of the lessees restructured its lease payments which will result in a lower rental payment over the remaining lease term.

     LATIN AMERICA

     Considerable uncertainty currently affects the major currencies in Latin America. As of April 1, 1999, MSAF leased 17.4% of its fleet in Latin America (6.3% in Mexico and 11.1% in Brazil) by appraised value of the portfolio at September 30, 1998.

     In January 1999, Brazil decided to float its currency on the international currency market which resulted in a devaluation of its currency and increased its exchange rate volatility. One of MSAF's Brazilian lessees, which accounts for 6.1% of the appraised value of the portfolio at September 30, 1998, has requested a short-term stay in lease payments during the current period of exchange rate volatility. The lessee is currently in discussion with its principal lessors, regarding its financial position, the outcome of which may well be the restructuring of its lease payments to MSAF. The rentals of another lessee, representing 2.1% of the appraised value of the portfolio at September 30, 1998, have been restructured. The lessee has agreed with the Servicer to defer part of its rental for a six month period and to pay the arrearage, with interest, in full by January next year. The rentals arrears of the third Brazilian lessee, which accounts for 2.9% of the appraised value of the portfolio at September 30, 1998, were recently restructured in December 1998, and the lessee is in arrears with respect to the restructured payments amounts as well as subsequent lease payments.


     In January 1999, the Servicer agreed with Guyana Airways to terminate the lease early and repossess the aircraft. As part of the termination agreement, the airline has agreed to repay certain arrears, costs and expenses associated with the redelivery of this aircraft. The Guyana aircraft is a B757-200 and accounts for 3.3% of the appraised value of the portfolio at September 30, 1998. The aircraft is subject to a new lease with a US carrier, National Airlines.