Form 10-Q
period 1999-05-31
MORGAN STANLEY AIRCRAFT FINANCE
filed 1999-07-14
CIK 1059582

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER 333-56575
                      ------------------------------------

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

                      ------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  [X]                    No  [ ]
                      ------------------------------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

-------------------------------------------------------------------------------------------------------
                                                                                     OUTSTANDING AT
ISSUER                                                              CLASS            JUNE 30, 1999
-------------------------------------------------------------------------------------------------------
Morgan Stanley Aircraft Finance............................  Beneficial Interest          One
-------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        MORGAN STANLEY AIRCRAFT FINANCE

                  FORM 10-Q FOR THE QUARTER ENDED MAY 31, 1999

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I. FINANCIAL INFORMATION...............................      2
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)....................      2
  -- Interim Condensed Consolidated Financial Statements
     (Unaudited)............................................      2
  -- Notes to the Interim Condensed Consolidated Financial
     Statements (Unaudited).................................      6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................     13
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.........................................     24
PART II. OTHER INFORMATION..................................     26
ITEM 1. NOT APPLICABLE
ITEM 2. NOT APPLICABLE
ITEM 3. NOT APPLICABLE
ITEM 4. NOT APPLICABLE
ITEM 5. NOT APPLICABLE
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     26
SIGNATURES..................................................     27
INDEX TO EXHIBITS...........................................     28
APPENDIX 1..................................................     29

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  MAY 31,       NOV 30,
                                                                   1999           1998
                                                                -----------    ----------
                                                                (UNAUDITED)
                           ASSETS
Cash and cash equivalents...................................    $   37,415     $   34,850
Receivables:
  Lease income, net.........................................         3,174          3,744
  Investment income and other...............................           143            153
Aircraft under operating leases, net........................       909,581        933,111
Investment in capital lease, net............................        19,059         21,581
Underwriting and other issuance related costs, net of
  amortization..............................................        16,494         17,053
                                                                ----------     ----------
Total Assets................................................    $  985,866     $1,010,492
                                                                ==========     ==========
            LIABILITIES AND BENEFICIAL INTERESTHOLDER'S DEFICIT
Payables:
  Interest payable to Noteholders...........................    $    2,441     $    2,655
Deferred rental income......................................         5,281          7,351
Liability for maintenance...................................        55,647         52,489
Other liabilities...........................................        13,448         15,865
Notes payable:
  Subclass A-1..............................................       400,000        400,000
  Subclass A-2..............................................       256,056        274,062
  Subclass B-1..............................................        92,942         94,819
  Subclass C-1..............................................       100,000        100,000
  Subclass D-1..............................................       110,000        110,000
                                                                ----------     ----------
                                                                 1,035,815      1,057,241
                                                                ----------     ----------
Commitments and contingencies
Beneficial Interestholder's Deficit:
  Beneficial Interest.......................................             1              1
  Deemed Distribution.......................................       (15,305)       (15,305)
  Accumulated Deficit.......................................       (34,645)       (31,445)
                                                                ----------     ----------
  Total Beneficial Interestholder's Deficit.................       (49,949)       (46,749)
                                                                ----------     ----------
Total Liabilities and Beneficial Interestholder's Deficit...    $  985,866     $1,010,492
                                                                ==========     ==========

     See Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        MAY 31,                 MAY 31,
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
                                                                  (UNAUDITED)
Revenues:
  Lease income, net...........................    $ 32,045    $ 32,688    $ 59,133    $ 57,805
  Investment income on collection account.....         450         961         881         961
                                                  --------    --------    --------    --------
  Total revenues..............................      32,495      33,649      60,014      58,766
                                                  --------    --------    --------    --------
Expenses:
  Interest expense............................      16,046      16,664      32,395      16,664
  Depreciation expense........................      11,765      11,523      23,530      15,346
  Operating expenses:
     Service provider and other fees..........       2,244       2,839       4,291       5,676
     Maintenance and other aircraft related
       costs..................................       1,926       1,921       2,998       2,296
                                                  --------    --------    --------    --------
  Total expenses..............................      31,981      32,947      63,214      39,982
                                                  --------    --------    --------    --------
Net income/(loss).............................    $    514    $    702    $ (3,200)   $ 18,784
                                                  ========    ========    ========    ========

     See Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES
            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                MAY 31, 1999        MAY 31, 1998
                                                              ----------------    ----------------
                                                                          (UNAUDITED)
Cash flows from operating activities
  Net (loss)/income.......................................       $  (3,200)          $  18,784
  Adjustments to reconcile net (loss)/income to net cash
     provided by operating activities:
  Depreciation expense -- aircraft under operating
     leases...............................................          23,530              15,346
  Amortization of underwriting and other issuance related
     costs................................................             559                 279
  Provision for doubtful accounts.........................           6,021                  --
  Changes in assets and liabilities:
     Receivables:
       Investment income and other........................              10                (189)
       Lease income.......................................          (2,564)               (609)
     Investment in capital lease..........................            (365)              3,505
     Liability for maintenance............................           3,158               7,148
     Interest payable to Noteholders......................            (214)              2,753
     Deferred rental income...............................          (2,070)              7,495
     Other liabilities....................................          (2,417)              1,267
                                                                 ---------           ---------
Net cash provided by operating activities.................          22,448              55,779
                                                                 ---------           ---------
Cash flows from investing activities
  Purchase of aircraft....................................              --            (887,315)
                                                                 ---------           ---------
Net cash used for investing activities....................              --            (887,315)
                                                                 ---------           ---------
Cash flows from financing activities
  Proceeds from Notes, net of issuance costs..............              --           1,041,610
  Proceeds from borrowings from Morgan Stanley Financing
     Inc..................................................              --             853,490
  Repayment of borrowings from Morgan Stanley Financing
     Inc., including beneficial interest distribution.....              --            (976,257)
  Repayments of Notes.....................................         (19,883)            (14,982)
  Other costs incurred relating to the issuance of
     notes................................................              --              (9,500)
                                                                 ---------           ---------
Net cash (used for) provided by financing activities......         (19,883)            894,361
                                                                 ---------           ---------
Net increase in cash and cash equivalents.................           2,565              62,825
Cash and cash equivalents at beginning of period..........          34,850                  --
                                                                 ---------           ---------
Cash and cash equivalents at end of period................       $  37,415           $  62,825
                                                                 =========           =========

     See Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

       INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN BENEFICIAL
                               INTEREST/(DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                           RETAINED            TOTAL
                                                                           EARNINGS         BENEFICIAL
                                             BENEFICIAL      DEEMED      (ACCUMULATED        INTEREST
                                              INTEREST    DISTRIBUTION     DEFICIT)          (DEFICIT)
                                             ----------   ------------   ------------   -------------------
                                                                      (UNAUDITED)
Balance at November 30, 1997..............    $      1      $     --       $  4,704          $  4,705
Net income................................          --            --         18,784            18,784
Deemed Distribution.......................          --       (15,305)            --           (15,305)
Borrowings from Morgan Stanley Financing
  Inc. converted into Beneficial
  Interest................................     919,859            --             --           919,859
Payment of Beneficial Interest
  Distribution to Morgan Stanley Financing
  Inc.....................................    (919,859)           --        (56,398)         (976,257)
                                              --------      --------       --------          --------
Balance at May 31, 1998...................    $      1      $(15,305)      $(32,910)         $(48,214)
                                              ========      ========       ========          ========

                                                                            RETAINED            TOTAL
                                                                            EARNINGS         BENEFICIAL
                                              BENEFICIAL      DEEMED      (ACCUMULATED        INTEREST
                                               INTEREST    DISTRIBUTION     DEFICIT)          (DEFICIT)
                                              ----------   ------------   ------------   -------------------
                                                                       (UNAUDITED)
Balance at November 30, 1998...............    $      1      $(15,305)      $(31,445)         $(46,749)
Net loss...................................          --            --         (3,200)           (3,200)
                                               --------      --------       --------          --------
Balance at May 31, 1999....................    $      1      $(15,305)      $(34,645)         $(49,949)
                                               ========      ========       ========          ========

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

     The interim condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the interim condensed consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

     All material intercompany transactions have been eliminated.

     The interim condensed consolidated financial statements should be read in conjunction with MSAF Group's consolidated financial statements and notes thereto as of and for the twelve months ended November 30, 1998 ("Fiscal 1998"). The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

     Certain reclassifications have been made to prior year amounts to conform to the current presentation.

     New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. MSAF Group is in the process of evaluating the impact of adopting SFAS No. 133.

NOTE 2 -- CONCENTRATIONS OF CREDIT RISK

     Credit risk with respect to operating lease receivables is generally diversified due to the number of lessees comprising MSAF Group's customer base and the different geographic areas in which they operate. At May 31, 1999 MSAF Group had leased aircraft to 29 lessees in 19 countries.

     Many of MSAF Group's lessees are in a relatively weak financial position because of the difficult economic conditions in the civil aviation industry as a whole and because, in general, weakly capitalized airlines are more likely to seek operating leases. In addition, at May 31, 1999, 11 of MSAF Group's aircraft are being leased to lessees domiciled in certain emerging market nations, including those located in Eastern Europe, the Middle East, Latin America and Asia. Emerging market economies have been affected by severe economic and financial difficulties. The exposure of MSAF Group's aircraft to particular countries and customers is managed partly through concentration limits and through obtaining security from lessees by way

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

of deposits. MSAF Group will continue to manage its exposure to particular countries, regions and lessees through concentration limits.

NOTE 3 -- AIRCRAFT

                                                                MAY 31, 1999    NOV 30, 1998
                                                                ------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Stage 3 Aircraft and one spare engine:
Cost........................................................      $972,030        $972,030
Less: Accumulated depreciation..............................       (62,449)        (38,919)
                                                                  --------        --------
                                                                  $909,581        $933,111
                                                                  ========        ========
Aircraft cost includes $38.7 million of maintenance
  liabilities that MSAF Group assumed at the date of
  purchase.
Fleet Analysis:
On lease for a further period of:
More than five years........................................             7               7
From one to five years......................................            23              20
Less than one year..........................................             2               5
                                                                  --------        --------
Total aircraft portfolio (including one spare engine and
  excluding aircraft under capital lease)...................            32              32
                                                                  ========        ========

     At May 31, 1999, there was one non-revenue earning aircraft in MSAF Group's portfolio which was subject to a signed lease agreement commencing in June 1999.

NOTE 4 -- INVESTMENT IN CAPITAL LEASE

     One of MSAF Group's aircraft has been leased to a customer under a sales-type capital lease. The components of MSAF Group's investment in this lease are as follows:

                                                                MAY 31, 1999    NOV 30, 1998
                                                                ------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Minimum lease payments receivable...........................      $ 26,285        $ 26,662
Less: Allowance for doubtful accounts.......................        (3,023)           (136)
                                                                  --------        --------
Net minimum lease payments receivable.......................        23,262          26,526
Less: Unearned income.......................................        (4,203)         (4,945)
                                                                  --------        --------
Net investment in capital lease.............................      $ 19,059        $ 21,581
                                                                  ========        ========

     At May 31, 1999, minimum lease payments for each of the five succeeding fiscal years are $4 million.

     Unearned income is recognized over the term of the lease using the interest method.

     The change in the allowance for doubtful accounts of $2.9 million for the six months ended May 31, 1999 is recorded as a reduction of lease income revenues in the Interim Condensed Consolidated Statements of Operations.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

NOTE 5 -- LEASE INCOME RECEIVABLE

     Lease income receivable was as follows:

                                                                MAY 31, 1999    NOV 30, 1998
                                                                ------------    -------------
                                                                   (DOLLARS IN THOUSANDS)
Lease income receivable.....................................      $  6,861        $  4,297
Less: Allowance for doubtful accounts.......................        (3,687)           (553)
                                                                  --------        --------
Lease income receivable, net................................      $  3,174        $  3,744
                                                                  ========        ========

     The change in the allowance for doubtful accounts of $3.1 million for the six months ended May 31, 1999 is recorded as a reduction of lease income revenues in the Interim Condensed Consolidated Statements of Operations.

NOTE 6 -- LIABILITY FOR MAINTENANCE

     Activity in the liability for maintenance account was as follows:

                                                                MAY 31, 1999    NOV 30, 1998
                                                                ------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Balance, beginning of period................................      $ 52,489        $     --
Liabilities assumed from International Lease Finance
  Corporation...............................................            --          38,735
Collections from lessees....................................         8,438          15,837
Reimbursements to lessees...................................        (4,991)         (2,633)
Net accruals and transfers..................................          (289)            550
                                                                  --------        --------
Balance, end of period......................................      $ 55,647        $ 52,489
                                                                  ========        ========

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

     Cash paid for interest on the Notes amounted to $29.7 million for the six month period ended May 31, 1999, as compared to $13.4 million for the six month period ended May 31, 1998. The interest expense for Fiscal 1999 is not comparable to Fiscal 1998 as the Notes were not issued until March 3, 1998.

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

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

     As of May 31, 1999, the aggregate amount available under the ILFC Facility and the MSDW Facility was approximately $41.1 million.

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

     Four of the swaps assumed from MSCS having an aggregate notional principal amount of $800 million are accounted for as hedges of its obligations under the Notes. Under these swap arrangements MSAF Group will pay fixed and receive floating amounts on a monthly basis. The fair value of the liability assumed relating to those swaps which are being accounted for as hedges is being deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. This amount and the differential payable or receivable on such interest rate swap contracts, to the extent such swaps are deemed to be effective hedges, is recognized as an adjustment to interest expense. The portion of these swaps not deemed to be an effective hedge is accounted for on a mark-to-market basis with changes in fair value reflected in interest expense. Gains and losses resulting from the termination of such interest rate swap contracts prior to their stated maturity are deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. The fair value of these interest rate swaps at May 31, 1999 was $(4.5) million.

     The remaining four swaps assumed by MSAF Group have an aggregate gross notional principal amount of $400 million. Under these swap arrangements, MSAF Group will pay/receive fixed and receive/pay floating amounts on a monthly basis. MSAF Group determined that these swaps do not qualify for hedge accounting. The fair value of the liability assumed related to these swaps is accounted for on a mark-to-market

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

basis with changes in fair value reflected in interest expense. At May 31, 1999, the fair value of these swaps was $(7.0) million.

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

NOTE 10 -- RELATED PARTY TRANSACTIONS

     Under service agreements with MSAF Group, Cabot Aircraft Services Limited and Morgan Stanley & Co. Incorporated, both subsidiaries of MSDW, act as Administrative Agent and Financial Advisor, respectively. During the six month period ended May 31, 1999, Cabot Aircraft Services Limited received a fee of $0.8 million for providing these services, which is calculated as a percentage of the operating lease rentals received. Morgan Stanley & Co. Incorporated received advisory fees of $0.02 million in this period.

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

     MSAF Group's management is comprised of six trustees, including the Delaware trustee, as MSAF Group has no employees or executive officers. Three of MSAF Group's six trustees and one alternate trustee are employees of MSDW. MSAF Group's remaining two trustees are unaffiliated with MSDW.

NOTE 11 -- COMMITMENTS

     MSAF Group did not have any material contractual commitments for capital expenditures at May 31, 1999.

     In accordance with the terms of a servicing agreement (the "Servicing Agreement"), ILFC (the "Servicer") is performing certain aircraft related activities with respect to MSAF Group's aircraft portfolio. Such activities include marketing MSAF Group's aircraft for lease or sale and monitoring lessee compliance with lease terms including terms relating to payment, maintenance and insurance. In accordance with the

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

Servicing Agreement, fees payable to ILFC by MSAF Group are calculated as a percentage of the lease rentals received, in addition to a base fee and certain incentive-based fees.

     The Servicing Agreement expires in 2023, although each party has the right to terminate the Servicing Agreement under certain circumstances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The MSAF Group entities were organized in late 1997 and since that time their principal business activity has been the acquisition of aircraft and the placement of such aircraft on operating lease. MSAF Group's future business is expected to consist principally of aircraft operating lease activities, acquisitions of additional aircraft and sales of aircraft. Currently, MSAF Group is in negotiations to acquire an additional portfolio of aircraft. Cash flows generated from such activities will be used to service interest and principal on the Notes, any refinancing notes and any additional notes but only after various expenses of MSAF Group have been paid for, including any taxes, obligations to lessees including maintenance obligations, fees and expenses of ILFC and other service providers and payments to MSAF Group's interest rate swap counterparties.

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

RECENT DEVELOPMENTS

     THE AIRCRAFT

     As of May 31, 1999, the total number of aircraft owned by MSAF Group was 32 aircraft plus a spare engine.

     LESSEE DIFFICULTIES

     As of July 1, 1999, three current lessees were in arrears. The aircraft on lease to the three lessees in arrears represent approximately 11.1% of the appraised value of the portfolio at September 30, 1998 and all three lessees are based in Brazil. The amounts outstanding and overdue for the three lessees in respect of rental payments, maintenance reserves and other miscellaneous amounts due under the leases (net of default interest and certain cash in transit) amounted to approximately $8.6 million. The weighted average number of days past due of such arrears was 105 days. See "Latin America" below.

     In addition, as of July 1, 1999, an aggregate of $2.2 million was owed to MSAF Group from two of its former lessees. In both cases, MSAF Group has leased the aircraft to other lessees.

     EUROPE & MIDDLE EAST EMERGING

     Following the termination of a lease with Onur Air, the related aircraft (an A321-100) was placed with another Turkish charter airline, Air Alfa. Rental payments and maintenance reserves outstanding under the old lease amounted to approximately $2.0 million. However, Onur Air has commenced payment of restructured amounts in accordance with a termination agreement. Amounts in arrears are scheduled for repayment by October 1999. The aircraft represents 4.3% of the appraised value of the portfolio at September 30, 1998.

     ASIA

     Asia has been severely affected by economic and financial difficulties, although limited signs of recovery were exhibited during the quarter. Currently, MSAF Group leases 13.0% of its fleet in the Asia Region (5.5% in South Korea, 4.9% in Taiwan and 2.6% in China) and 6.7% in Pacific and Other regions (6.7% in
Fiji) by appraised value of the portfolio at September 30, 1998. As of July 1, 1999 none of these lessees were in arrears although severe financial difficulties have been reported for certain other air carriers in the region. One lessee restructured its lease such that rental payments will be lower over an extended lease term.

     LATIN AMERICA

     Considerable economic uncertainty continues to affect the major economies in Latin America. The devaluation of the Brazilian currency in January 1999 continued to adversely impact the major carriers whose lease obligations were predominantly in U.S. dollars.

     As of July 1, 1999, VARIG had decided to terminate the lease of a B747-300 aircraft, and is currently negotiating a termination agreement with ILFC. However, due to the generally difficult state of the leasing market for this type of aircraft, there can be no assurance that ILFC will be able to procure a new lease with terms similar to those of the terminated lease with VARIG. As of July 1, 1999, the total amount outstanding for this lessee in respect of rental payments and maintenance reserves amounted to approximately $4.8 million. The aircraft represents 6.1% of the appraised value of the portfolio at September 30, 1998.

     Another Brazilian lessee, Passaredo, representing 2.1% of the appraised value of the portfolio at September 30, 1998, has been operating one A310-300 subject to a finance lease and has not made lease payments since September 1998. After protracted negotiations with ILFC, the lessee has agreed to a repayment schedule, which provides for payment of part of the arrears. As of July 1, 1999, the total amount outstanding for this lessee in respect of rental payments amounted to approximately $3.3 million.

     The rental arrears of the third Brazilian lessee, which accounts for 2.9% of the appraised value of the portfolio at September 30, 1998 have been restructured, and the lessee is in arrears with respect to the restructured amounts.

     MSAF Group currently leases 17.4% of its fleet in Latin America (6.3% in Mexico and 11.1% in Brazil) by appraised value of the portfolio at September 30, 1998.

     OTHER

     The lease with Guyana Airways was terminated by agreement on April 2, 1999 with rental arrears of $1.3 million. The total estimated costs of redelivery are likely to be in excess of amounts to be received from Guyana Airways. The aircraft is a B757-200 and accounts for 3.3% of the appraised value of the portfolio at September 30, 1998. The aircraft was re-leased to National Airlines, a U.S. carrier in June 1999.

     NEW AIRCRAFT SAFETY STANDARD

     The U.S. Federal Aviation Administration (the "FAA") has indicated that it will develop in the near term a new test specification for insulation for the purpose of increasing fire safety on aircraft. The FAA has also begun discussion with the international aviation authorities on this matter. In addition, the FAA has indicated that it will propose requiring the use of improved insulation once the new test standard is developed.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 1999,
AND THE THREE MONTHS ENDED MAY 31, 1998

     NET INCOME

     Net income for the three month period ended May 31, 1999 amounted to $0.5 million, as compared to net income of $0.7 million for the three month period ended May 31, 1998. The decrease reflects lower rental revenues, partially offset by a decline in interest and operating expenses.

     MSAF Group is a Delaware business trust treated as a branch of MSF for U.S. federal, state and local income tax purposes. As such, MSAF Group is not subject to U.S. federal, state and local income taxes.

     LEASE INCOME

     Lease income for the three month period ended May 31, 1999 amounted to $32.0 million as compared to $32.7 million for the three month period May 31, 1998. MSAF Group's operating results for the three month period ended May 31, 1999 were adversely affected by provisions for doubtful accounts totaling $3.0 million. Such provisions were recorded by MSAF Group due to financial difficulties experienced by certain of MSAF Group's current lessees, as well as to reserve against amounts owed to MSAF Group by certain of its former lessees whose aircraft have already been repossessed (see "LESSEE DIFFICULTIES"). No provisions for doubtful accounts were recorded in the three month period ended May 31, 1998. Lease income may decline during the remainder of Fiscal 1999 due to potential lessee defaults and arrears, particularly given the difficult operating conditions for Latin American lessees as discussed above.

     MSAF Group records the cash prepayments made by lessees for maintenance as a component of the liability for maintenance account which appears on the Interim Condensed Consolidated Balance Sheets. When the lessee incurs maintenance expenditures, MSAF Group must return a corresponding amount of the prepayment to the lessee. At this time, MSAF Group will forward cash to the lessee, with a corresponding decrease to the liability for maintenance account. MSAF Group will only reimburse the lessee for the cost of maintenance expenditures to the extent that sufficient prepayments have been made by the lessee. At the time an aircraft is re-leased to a new lessee, an assessment is made of the expected maintenance reserve requirements; any excess reserve is then released to lease income. In the quarter ended May 31, 1999, MSAF Group released $1.4 million of excess maintenance reserves which were received from certain of its former lessees.

     INVESTMENT INCOME

     Investment income for the three month period ended May 31, 1999 amounted to $0.5 million as compared to $1.0 million in the three month period ended May 31, 1998. Investment income represents interest income on MSAF Group's cash and cash equivalents.

     Investment income has declined as the excess cash held in March 1998 was utilized to acquire an additional aircraft during Fiscal 1998, as well as the return of excess cash to investors in respect of an undelivered aircraft.

     INTEREST EXPENSE

     Interest expense, including swap costs of $2.1 million, amounted to $16.0 million for the three month period ended May 31, 1999. Interest expense, including swap costs of $0.5 million, amounted to $16.7 million for the three month period ended May 31, 1998. Interest expense relates to the cost of the Notes which were issued on March 3, 1998. The decline in interest expense is due to lower interest rates and principal balances of the Notes for the three month period ended May 31, 1999. The weighted average interest rate on the Subclass A-1 to D-1 Notes during the three month period ended May 31, 1999 was 5.81% and during the three month period ended May 31, 1998 was 6.36%. The average debt in respect of the Subclass A-1 to D-1 Notes during the three month period ended May 31, 1999 was $965.6 million, and the three month period ended May 31, 1998 was $1,042.0 million.

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

     All eight swaps were originally entered into by MSCS, with an internal swaps desk as the counterparty, on November 12, 1997 and February 19, 1998, respectively. On March 3, 1998, all eight swaps were assigned to MSAF Group by MSCS and on such date such swaps had an aggregate fair value of approximately $(15.3) million. No consideration was paid to or received by MSAF Group in connection with the assumption of these swap positions. MSAF Group has recorded the assumption of these interest rate swaps at their fair value by recognizing a liability within Other liabilities in its Interim Condensed Consolidated Balance Sheets, with a corresponding charge to Deemed Distribution, a component of Beneficial Interestholder's Deficit.

     Four of the swaps assumed from MSCS having an aggregate notional principal amount of $800 million are accounted for as hedges of its obligations under the Notes. Under these swap arrangements MSAF Group will pay fixed and receive floating amounts on a monthly basis. The fair value of the liability assumed relating to those swaps which are being accounted for as hedges is being deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. This amount and the differential payable or receivable on such interest rate swap contracts, to the extent such swaps are deemed to be effective hedges for accounting purposes, are recognized as an adjustment to interest expense. The portion of these swaps not deemed to be effective hedges for accounting purposes are accounted for on a mark-to-mark basis with changes in fair value reflected in interest expense.

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

     DEPRECIATION

     Depreciation expense for the three month period ended May 31, 1999 amounted to $11.8 million, as compared to $11.5 million in the three month period ended May 31, 1998.

     OPERATING EXPENSES

     Service Provider and Other Fees. Service provider and other fees for the three month period ended May 31, 1999 were $2.2 million as compared to $2.8 million in the three month period ended May 31, 1998. The most significant element in both periods was the aircraft servicing fee paid to ILFC which amounted to $1.3 million in the three month period ended May 31, 1999 and $0.9 million in the three month period ended May 31, 1998. The higher servicing fee in Fiscal 1999 reflects an increase in the annual base fee payable to ILFC. MSAF Group's service provider expenses also included $0.5 million in respect of administrative agency and cash management fees in the three months ended May 31, 1999 as compared to $0.4 million in the three months ended May 31, 1998.

     Maintenance and Other Aircraft Related Costs. Maintenance and other aircraft related costs amounted to $1.9 million for the three month periods ended May 31, 1999 and 1998. The expense for the quarter ended May 31, 1999 includes certain maintenance and redelivery costs incurred by MSAF Group associated with an aircraft previously leased to Guyana Airways. Such costs were necessary to prepare the aircraft for a new lessee (see "LESSEE DIFFICULTIES").

     Included within maintenance and other aircraft related costs were insurance, re-leasing and other costs incurred in the three month period ended May 31, 1999, which amounted to approximately $0.5 million, as compared to $0.4 million for the three month period ended May 31, 1998. It is expected that re-leasing costs will increase over the next several months due to costs relating to reconfiguring aircraft for new lessees upon redelivery.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MAY 31, 1999,
AND THE SIX MONTHS ENDED MAY 31, 1998

     MSAF Group's results of operations for the six months ended May 31, 1999 are not directly comparable to those of the six months ended May 31, 1998 as MSAF Group did not own its aircraft portfolio throughout the entire six month period ended May 31, 1998. In addition, the Notes were issued on March 3, 1998 and accordingly, MSAF Group did not have any interest expense for the first three months of the six month period ended May 31, 1998.

     NET (LOSS)/INCOME

     For the six month period ended May 31, 1999 MSAF Group incurred a net loss of $3.2 million as compared to net income of $18.8 million for the six month period ended May 31, 1998. The decrease primarily reflects higher interest and depreciation expenses.

     LEASE INCOME

     Lease income for the six month period ended May 31, 1999 amounted to $59.1 million as compared to $57.8 million for the six month period ended May 31, 1998. MSAF Group's operating results for the six month period ended May 31, 1999 were adversely affected by provisions for doubtful accounts aggregating $6.0 million. Such provisions were recorded by MSAF Group due to financial difficulties experienced by certain of its current lessees, as well as to reserve against amounts owed to MSAF Group by certain of its former lessees whose aircraft have already been repossessed (see "LESSEE DIFFICULTIES"). No provisions for doubtful accounts were recorded in the six month period ended May 31, 1998.

     INVESTMENT INCOME

     Investment income amounted to $1.0 million in the six month periods ended May 31, 1999 and 1998.

     INTEREST EXPENSE

     Interest expense, including swap costs of $2.9 million, amounted to $32.4 million for the six month period ended May 31, 1999. Interest expense, including swap costs of $0.5 million, amounted to $16.7 million for the six month period ended May 31, 1998. The decrease reflects that MSAF Group did not issue the Notes until March 1998. The weighted average interest rate on the Subclass A-1 to D-1 Notes during the six month period ended May 31, 1999 was 6.05% and the average debt in respect of the Subclass A-1 to D-1 Notes outstanding during the six month period ended May 31, 1999 was $969.7 million.

     DEPRECIATION

     Depreciation expense for the six month period ended May 31, 1999 amounted to $23.5 million, as compared to $15.3 million in the six month period ended May 31, 1998. The increase in Fiscal 1999 reflects that MSAF Group did not own all of the aircraft throughout the entire six month period ended May 31, 1998.

     OPERATING EXPENSES

     Service Provider and Other Fees. Service provider and other fees for the six month period ended May 31, 1999 were $4.3 million as compared to $5.7 million for the six month period ended May 31, 1998. The most significant element in both periods was the aircraft servicing fee paid to ILFC, which amounted to $2.7 million in the six month period ended May 31, 1999, and $3.8 million in the six month period ended May 31, 1998. The fee paid in the six month period ended May 31, 1998 included an initial upfront fee of $2.0 million paid to ILFC at the inception of the Servicing Agreement. MSAF Group's service provider expenses also included $0.8 million in respect of administrative agency and cash management fees in the six months ended May 31, 1999 as compared to $0.4 million in the six months ended May 31, 1998. These fees were lower in the six month period ended May 31, 1998 as MSAF Group did not own all of the aircraft throughout that period.

     Maintenance and Other Aircraft Related Costs. Maintenance and other aircraft related costs for the six month period ended May 31, 1999 amounted to $3.0 million as compared to $2.3 million for the six month period ended May 31, 1998.

     Included within maintenance and other aircraft related costs were insurance, re-leasing and other costs incurred in the six month period ended May 31, 1999, which amounted to approximately $1.1 million, as compared to $0.4 million for the six month period ended May 31, 1998. The increase reflects a higher level of re-leasing events during the six month period ended May 31, 1999. It is expected that re-leasing costs will increase over the next several months due to costs relating to reconfiguring aircraft for new lessees upon redelivery.

FINANCIAL RESOURCES AND LIQUIDITY

     Refer to Appendix 1 for additional information regarding the cash performance of MSAF Group for the period from February 17, 1999 to May 17, 1999.

     LIQUIDITY

     MSAF Group's cash and cash equivalents at May 31, 1999 were $37.4 million. Of this amount, $25 million represents the cash portion of the Liquidity Reserve Amount (as defined below) and $12.4 million represents rental and maintenance receipts and cash held for accrued expenses.

     In addition to the $25 million cash portion at May 31, 1999, the Liquidity Reserve Amount also contained $41.1 million of undrawn credit and liquidity facilities from MSDW and ILFC.

     CASH FLOWS FROM OPERATING ACTIVITIES

     Operating cash flows depend on many factors including the performance of lessees and MSAF Group's ability to re-lease aircraft, the average interest rates of the Notes, the effectiveness of MSAF Group's interest rate hedging policies and whether MSAF Group will be able to refinance certain subclasses of Notes that may not be repaid with lease cash flows.

     Net cash provided by operating activities for the six month period ended May 31, 1999 amounted to $22.4 million, principally reflecting non-cash depreciation expense of $23.5 million, a net loss of ($3.2) million and provision for doubtful accounts of $6.0 million.

     Net cash provided by operating activities for the six month period ended May 31, 1998 amounted to $55.8 million, principally reflecting net income of $18.8 million, non-cash depreciation expense of $15.3 million, an increase in the liability for maintenance of $7.1 million and an increase in deferred rental income of $7.5 million.

     CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

     In the six month period ended May 31, 1999, MSAF Group did not utilize any cash for investing activities, while in the six month period ended May 31, 1998, the use of cash flows for investing activities of $887.3 million was to acquire aircraft.

     In the six month period ended May 31, 1999, $19.9 million of cash for financing activities was used to repay principal on the Notes, while in the six month period ended May 31, 1998, cash flows from financing activities were $894.4 million, reflecting the proceeds from the Notes and the repayment of borrowings from MSF.

     INDEBTEDNESS

     MSAF Group's indebtedness primarily consisted of the Subclass A-1 to D-1 Notes in the amount of $959.0 million at May 31, 1999.

     LIQUIDITY RESERVE AMOUNT

     The "LIQUIDITY RESERVE AMOUNT" is intended to serve as a source of liquidity for MSAF Group's maintenance obligations, security deposit return obligations, operating expenses, contingent liabilities and Note obligations. The Liquidity Reserve Amount may be funded with cash and letters of credit, guarantees or other credit support instruments ("ELIGIBLE CREDIT FACILITIES") provided by, or supported with further Eligible Credit Facilities provided by, a person (an "ELIGIBLE PROVIDER") whose short-term unsecured debt is rated P-1 by Moody's Investors Service, A-1 by Standard & Poor's, or D-1 by Duff & Phelps or is otherwise designated as an Eligible Provider by the Controlling Trustees. Both the ILFC facility discussed below under "-- ILFC Facility" and the MSDW facility discussed below under "-- MSDW Facility" are Eligible Credit Facilities and comprise part of the Liquidity Reserve Amount. There are currently no other Eligible Credit Facilities in place.

     The Liquidity Reserve Amount was approximately $66.1 million on May 31, 1999. The "MINIMUM LIQUIDITY RESERVE AMOUNT" may be funded with cash and with Eligible Credit Facilities and was approximately $15 million on May 31, 1999. The Liquidity Reserve Amount and the Minimum Liquidity Reserve Amount may be increased or decreased from time to time for any reason (including upon acquisitions of additional aircraft) by an action of the Controlling Trustees in light of changes in, inter alia, the condition of the Aircraft, the terms and conditions of the leases, the financial condition of the lessees, sales of aircraft and prevailing industry conditions; provided that MSAF Group will obtain confirmation in advance in writing from the rating agencies that any proposed reduction in the Liquidity Reserve Amount or the Minimum Liquidity Reserve Amount will not result in a lowering or withdrawal by any of the rating agencies of their respective ratings of any Notes.

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

     In addition, under the ILFC facility, ILFC will make loans to MSAF Group which MSAF Group may use for the same purposes as those for which the Liquidity Reserve Amount may be applied as discussed above under "-- Liquidity Reserve Amount," including to pay interest and minimum principal payment amounts payable under the Indenture on the Notes. ILFC's obligation to make such amounts available shall be limited to the ILFC facility commitment which was approximately $31.1 million on May 31, 1999. The ILFC facility commitment shall be equal to, (i) at any time before an early termination of the Servicing Agreement for a reason other than a sale of all the aircraft in MSAF Group's current portfolio or the repayment or defeasance of MSAF Group's debt (a "FACILITY REDUCTION EVENT"), the sum of, (A) $10 million plus, (B) total security deposits held by ILFC for the benefit of MSAF Group at such time minus,
(C) all drawings previously made by MSAF Group under the ILFC facility and required to be repaid to ILFC but not repaid at such time, and (ii) at any time from and after a Facility Reduction Event, $10 million minus all ILFC facility drawn amounts required to be repaid to ILFC but not repaid at such time.

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

     ILFC has assessed its computer and information systems to determine the extent of its exposure to year 2000 risks. ILFC believes that all of its critical computer and information systems were year 2000 compliant as of September 30, 1998. ILFC is conducting a survey of the critical third parties with which it conducts business on our behalf to determine the extent of their exposure to year 2000 risks and the status of their year 2000 compliance efforts. As of July 1, 1999, ILFC has received responses from all but three of MSAF Group's 29 current lessees. Based on these responses, ILFC has indicated to MSAF Group that approximately two-thirds of the lessees are or will be year 2000 compliant by August 1999. ILFC is engaged in an ongoing dialog with noncompliant lessees and continues to attempt to contact the three lessees that have not yet responded. Nonetheless, significant uncertainties remain regarding the status of year 2000 compliance efforts of critical third parties and the risks to MSAF Group of noncompliance by such third parties.

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

     Aircraft and air traffic control systems also depend heavily on microprocessors and software technology. If the systems employed by the aircraft are not year 2000 compliant, our business and results of operations may be adversely affected. Major aircraft manufacturers, including Boeing and Airbus, are conducting year 2000 reviews of the systems employed on their aircraft and are advising owners, operators and service providers of the steps to be taken to address any year 2000 problems that are identified. According to Boeing's most recent public disclosure, Boeing believes that its systems will be 100% compliant by July 31, 1999. Among the aircraft systems that have been identified as being susceptible to year 2000 problems are certain on-board aircraft management and navigation systems. The nature and extent of the risks posed by potential failure of aircraft and aircraft control systems because of year 2000 problems has not been fully determined. We cannot assure that our lessees will follow the advice of aircraft manufacturers regarding the steps to be taken to address year 2000 compliance. It is not clear whether or to what extent manufacturers, owners or lessees will be responsible for the costs necessary to make aircraft systems year 2000 compliant. Accordingly, MSAF Group is currently not able to make any estimate of the amount, if any, it may be required to spend to remediate year 2000 problems associated with the aircraft. Such expenditures could, however, have a material adverse impact on the ability of MSAF Group to make payments on the Notes.

     The aviation insurance markets have sought to exclude any claims for losses incurred as a result of year 2000 problems under existing policies. However, the application of this exclusion may be mitigated by the availability of the following limited writeback endorsements ("YEAR 2000 ENDORSEMENTS"): (i) hull and aircraft liability coverage in respect of accidental loss of damage to insured aircraft and for liability arising out of an accident involving the insured aircraft as a result of a year 2000 occurrence and (ii) non aircraft liability coverage with regard to liability caused by an accident and arising out of a risk insured under the policy as a result of year 2000 failure. Therefore, the effect of the Year 2000 Endorsements is to provide that losses (including consequential losses) arising from a year 2000 failure will only be paid where they result from an accident involving an aircraft or an injury to a third party. Insurers will provide Year 2000 Endorsements to those airlines which satisfy insurers that they have identified and are adequately addressing the year 2000 issues affecting that airline. As of July 1, 1999, all but two of MSAF Group's current lessees have obtained Year 2000 Endorsements. MSAF Group, in conjunction with ILFC and its insurance brokers, continues to assess the year 2000 status of its lessees' aviation insurance.

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

     The terms of each subclass of the Notes, including the outstanding principal amount and estimated fair value as of May 31, 1999 are as follows:

                          OUTSTANDING
                        PRINCIPAL AMOUNT        ANNUAL                                               FAIR VALUE
SUBCLASS OF                AT MAY 31,        INTEREST RATE       EXPECTED FINAL     FINAL MATURITY   AT MAY 31,
NOTE                          1999         (PAYABLE MONTHLY)      PAYMENT DATE           DATE           1999
-----------             ----------------   -----------------   ------------------   --------------   ----------
                            ($000'S)                                                                  ($000'S)
Subclass A-1.........       $400,000         LIBOR + 0.21%         March 15, 2000   March 15, 2023    $399,320
Subclass A-2.........        256,056         LIBOR + 0.35%     September 15, 2005   March 15, 2023     254,673
Subclass B-1.........         92,942         LIBOR + 0.65%         March 15, 2013   March 15, 2023      89,001
Subclass C-1.........        100,000                 6.90%         March 15, 2013   March 15, 2023      90,250
Subclass D-1.........        110,000                 8.70%         March 15, 2014   March 15, 2023     103,400

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

     MSAF Group is a party to eight interest rate swaps (the "INITIAL SWAPS") with MSCS. In six of these swaps MSAF Group pays a fixed monthly coupon and receives one month LIBOR and in two of these swaps MSAF Group pays one month LIBOR and receives a fixed monthly coupon on the notional balances as set out below:

                                                                                        FAIR VALUE
NOTIONAL                                              FIXED MONTHLY    FIXED MONTHLY    AT MAY 31,
BALANCE      EFFECTIVE DATE        MATURITY DATE        PAY RATE       RECEIVE RATE        1999
--------    -----------------    -----------------    -------------    -------------    ----------
($000'S)                                                   (%)              (%)          ($000'S)
 100,000    November 12, 1997    November 15, 1999       6.0550               --            (389)
 300,000    November 12, 1997    November 15, 2000       6.1325               --          (2,076)
 200,000    November 12, 1997    November 15, 2002       6.2150               --          (1,160)
 200,000    November 12, 1997    November 15, 2004       6.2650               --            (905)
 150,000    November 12, 1997    November 15, 2007       6.3600               --            (809)
  50,000    November 12, 1997    November 15, 2009       6.4250               --            (337)
 150,000    February 19, 1998    November 15, 2007           --            5.860          (4,154)
  50,000    February 19, 1998    November 15, 2009           --            5.905          (1,668)

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

     The change in the fair value of the eight swaps between November 30, 1998 and May 31, 1999 was primarily due to changes in market interest rates.

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

        27.1 Financial Data Schedule.

     (b) Reports on Form 8-K: Morgan Stanley Aircraft Finance filed a Current Report on Form 8-K dated March 11, 1999, April 14, 1999 and May 13, 1999 relating to the monthly report to holders of the Notes.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 1999
                                          MORGAN STANLEY AIRCRAFT FINANCE

                                          By:      /s/ ALEXANDER FRANK
                                            ------------------------------------
                                                      Alexander Frank
                                                     Signatory Trustee

                        MORGAN STANLEY AIRCRAFT FINANCE

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------
 27.1      Financial Data Schedule

                                                                      APPENDIX 1

                        MORGAN STANLEY AIRCRAFT FINANCE

              MANAGEMENT DISCUSSION & ANALYSIS OF CASH PERFORMANCE

I. BACKGROUND AND GENERAL INFORMATION

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

     All but one of the 33 aircraft were acquired by MSAF. The undelivered aircraft was a B737 with an appraised value of $28.82 million. Pursuant to the indenture relating to the Notes (the "INDENTURE"), MSAF decided not to substitute this aircraft but to distribute to Noteholders $26.0 million which represents that portion of the proceeds from the offering of the Notes relating to this aircraft on June 15, 1998. As a result, the overall size of the aircraft fleet is now 32 aircraft plus a spare engine and the appraised value of the fleet was reduced from $1,115.51 million to $1,086.69 million at September 30, 1997.

     The fleet is appraised annually and the appraised value of the fleet at September 30, 1998 was $1,029.4 million. Applying the declining value assumption to the original September 30, 1997 fleet appraisal, the total appraised value was assumed to be $1,047.9 million at May 17, 1999. See "Aircraft Values" below. As of July 1, 1999, all 32 aircraft plus the engine were subject to leases with 29 lessees in 19 countries.

     The discussion and analysis, which follows, is based on the results of MSAF and its subsidiaries as a single entity (collectively the "MSAF GROUP").

     MSAF Group is a special purpose vehicle which owns aircraft subject to operating leases and, in one certain instance, a finance lease. MSAF Group may also make aircraft acquisitions and aircraft sales. MSAF intends to acquire additional commercial passenger or freight aircraft from various sellers and will finance the acquisition of such aircraft by issuing additional notes. Any acquisition of further aircraft will be subject to certain confirmations with respect to the Notes from rating agencies and compliance with certain operating covenants of MSAF set out in the Indenture.

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

     For the purposes of this report, the "SECOND QUARTER 1999" shall comprise information from the three monthly cash reports dated March 15, 1999, April 15, 1999 and May 17, 1999. The financial data in these reports includes cash receipts from February 10, 1999 (beginning of the Collection Period for the March Report) up to May 11, 1999 (end of the Collection Period for the May Report) and payments made by MSAF between February 10, 1999 and up to May 17, 1999 (the Note Payment Date for the May Report).

     Similarly, for the purposes of this report, the "PRIOR YEAR" period shall comprise information from the monthly cash reports dated April 15, 1998 and May 15, 1998. The financial data in these reports includes cash receipts from March 3, 1998 (date of securitisation) up to May 11, 1998 (end of the Collection Period for the May 1998 Report) and payments made by MSAF between March 3, 1998 and up to May 15, 1998 (the Note Payment Date for the May 1998 Report).

II. COMPARISON OF ACTUAL CASH FLOWS VERSUS PROSPECTUS FOR SECOND QUARTER 1999

     The February 20, 1998 Offering Memorandum (the "OFFERING MEMORANDUM") and the November 4, 1998 Prospectus (the "PROSPECTUS") for the Notes contain assumptions in respect of MSAF's future cash flows and cash expenses (the "ASSUMPTIONS"). In the Second Quarter 1999, MSAF generated approximately $26.6 million in Net Cash Collections, lower than assumed in the Prospectus by $0.2 million. An analysis of the quarterly Cash Collections, Cash Expenses and Note Payments is given in Sections A, B and C below.

SECTION A -- CASH COLLECTIONS

     CASH COLLECTIONS comprise lease rental payments, maintenance reserve payments by lessees and cash interest paid on MSAF's cash balances. The Prospectus assumed Cash Collections for the Second Quarter 1999, of $30.3 million. Total Cash Collections achieved in this period were $31.2 million, a positive difference of $0.9 million. This difference is due to a combination of the six factors set out below.

     1) Gross lease rentals. Cash Collections relating to gross lease rentals for the Second Quarter 1999 amounted to $28.0 million or approximately $3.3 million less than the $31.3 million assumed in the period. This negative variance is due to arrears ($1.8m), lower than assumed rentals following certain re-leasing events ($1.0 million) and rentals lost due to non-revenue earning aircraft ($0.5 million). Non-revenue earning aircraft are termed "Aircraft on Ground" or "AOG's". For further details, see "Developments -- Lessee Difficulties" below.

     2) Other Cash Received. Other Cash received for the Second Quarter 1999, was approximately $0.04 million (late payments charges paid by lessees), a positive variance of $0.04 million. The Prospectus makes no assumption as to Other Cash Received.

     3) Repossession and other stress related costs (net of security deposits applied). Repossession and other stress related costs (net of security deposits applied) for the Second Quarter 1999 amounted to an inflow of $0.4 million, compared to a cost of $1.4 million in assumed stress related costs for this period. The inflow of $0.4 million relates to the return of security deposits from two lessees, Onur Air and Guyana Airways, net of repossession and redelivery costs incurred.

     4) Net Lease rentals. The Prospectus assumes a 4.5% reduction in gross lease rentals due to certain stress related costs (repossession costs, AOG expenses and Bad Debts) ("NET LEASE RENTALS"). For the Second Quarter 1999 assumed Net Lease Rentals were $30.0 million. Actual Net Lease Rentals for the period were $28.5 million, $1.5 million less than the Assumptions principally because of lower than assumed gross lease rentals, which were partially offset by lower than assumed repossession and other stress related costs. In the current leasing market, it is possible that net lease rentals will continue to fall short of the Assumptions in the current financial year for reasons MSAF Group has experienced already; lessee defaults, rentals not received due to Aircraft On Ground, repossession costs and lease rental reductions. For further details, see "Developments -- Lessee Difficulties" below.

     5) Net Maintenance. In the Second Quarter 1999 maintenance receipts were $4.6 million, exceeding maintenance disbursements of $2.3 million by $2.3 million. The Prospectus assumes that maintenance receipts will equal maintenance disbursements over the term of the Notes, and therefore, maintenance receipts and maintenance disbursements are both assumed to be zero in each Note Payment Period. In any particular Note Payment Period, however, there will be actual maintenance receipts and disbursements and it is unlikely that maintenance receipts will equal maintenance disbursements in any such period. It is likely that maintenance disbursements will increase due to anticipated engine overhauls and re-leasing expenses which MSAF Group originally expected to incur in 1998 but which MSAF Group now expect to incur in the current year. As of May 17, 1999, there was approximately $5.4 million held in the Expense Account for projected maintenance and modification expenses over the following three months.

     6) Interest received. Actual interest received for the Second Quarter 1999 was $0.4 million compared to $0.3 million in the Prospectus. The difference is due to a combination of two offsetting factors. First, actual interest received includes interest received on amounts in the Expense Account and interim balances in the Collection Account which are not included in the Prospectus assumptions. Second and partially offsetting the impact of these cash balances on which interest has been earned, the Prospectus assumed a reinvestment rate of 5.75% while the average reinvestment rate for the period was approximately 5.17%.

SECTION B -- CASH EXPENSES

     CASH EXPENSES consists of Cash Operating Expenses and Selling, General and Administrative Expenses.

     CASH OPERATING EXPENSES includes all fees, costs or expenses paid by MSAF Group in the course of the business activities permitted to be conducted by it under the Indenture. The cash outflows in respect of Operating Expenses shown in the Prospectus were assumed to be $1.1 million for the Second Quarter 1999. Total cash expenses paid in this period were approximately $2.1 million, a negative variance of $1.0 million. This variance is due to a combination of factors set out below.

     1) Insurance, re-leasing and other costs. Insurance, re-leasing and other costs incurred were approximately $0.3 million for the Second Quarter 1999, which was $0.8 million less than the assumed costs of $1.1 million for the period. Actual costs were in respect of Directors and Officers annual insurance premium and the quarterly premium for contingent insurance coverage for the portfolio. The Prospectus assumes these costs are 3% of gross lease revenues.

     2) Increase in Accrued Expenses. $1.8 million of accrued expenses was transferred to the expense account in the Second Quarter 1999 and is expected to be payable in the current year. The balance in the Expense Account on May 17, 1999 was $6.1 million. Approximately $5.4 million relates to accrued maintenance expenses while the remaining $0.7 million relates to accrued insurance, re-leasing and other costs. The Prospectus assumes there are no accrued expenses.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") include all fees paid to the Aircraft Manager, Administration Agent, Independent Trustees and other miscellaneous service providers. Total SG&A costs for the Second Quarter 1999 were approximately $2.5 million compared to $2.4 million assumed in the Prospectus. This variance is due to a combination of the factors set out below.

     1) Servicer fees. Fees paid to ILFC, as Servicer, during the Second Quarter 1999 amounted to $1.3 million, which is $0.3 million lower than the assumed cost of $1.6 million for the period. As a significant portion of the Servicer fees are calculated as a percent of rental revenue actually received and gross rental revenue is lower than expected, the fee paid to ILFC is also lower.

     2) Other service provider fees and overhead. Other service provider fees and overhead amounted to $1.2 million for the Second Quarter 1999. This is $0.4 million more than the assumed amount of $0.8 million for the period, mainly due to higher than assumed overhead costs paid in the period (associated with registering the Notes with the SEC) which were partially offset by lower than assumed Administrative Agent's fee because of actual lower rental revenues.

SECTION C -- NOTE PAYMENTS

     NOTE PAYMENTS consists of interest payments (net of swap effects), and principal payments to Noteholders.

     Interest payments. Actual interest payments to Noteholders net of swap effects were $16.9 million, slightly lower than assumed net payments of $17.3 million for the Second Quarter 1999, reflecting faster than expected amortisation of the A-2 Notes.

     Principal payments. Total principal distributions in the Second Quarter, 1999 were $9.7 million, an excess of $0.2 million over assumed total debt amortization for this period. The principal amortization payments were made with respect to the A-2 and B-1 Notes.

III. COMPARISON OF SECOND QUARTER 1999 ACTUAL CASH FLOWS VERSUS PRIOR YEAR
     PERIOD

     In the Second Quarter 1999, MSAF Group generated approximately $26.6 million in Net Cash Collections, $2.7 million lower than assumed in the Prospectus. An analysis of the quarterly Cash Collections, Cash Expenses and Note Payments is given in Sections A, B and C below.

SECTION A -- CASH COLLECTIONS

     1) Gross lease rentals. Cash Collections relating to gross lease rentals for the Second Quarter, 1999 were $28.0 million or approximately $0.1 million less than in the Prior Year period. Gross lease rentals were essentially unchanged in comparison to the Prior Year period.

     2) Other Cash Received. Other cash received in the Second Quarter, 1999 was approximately $0.04 million, compared to $0.2 million received in the Prior Year period. Other Cash Received was essentially unchanged in comparison to the Prior Year period.

     3) Repossession and other stress related costs (net of security deposits applied). Repossession and other stress related costs (net of security deposits applied) for the Second Quarter 1999 amounted to an inflow of $0.4 million compared to an inflow of $0.3 million in the Prior Year period. Repossession and other stress related costs were essentially unchanged in comparison to the Prior Year period.

     4) Net lease rentals. Actual net lease rentals in the Second Quarter 1999 were $28.5 million, approximately the same as in the Prior Year period.

     5) Net Maintenance. In the Second Quarter 1999, maintenance receipts were $4.6 million, exceeding maintenance disbursements of $2.3 million by $2.3 million. This compares to maintenance received of $3.1 million against maintenance expenses paid of $1.1 million in the Prior Year period. While net maintenance was higher in the Second Quarter 1999, significant maintenance events are anticipated for the remainder of this financial year.

     6) Interest received. Actual interest received for the Second Quarter 1999 was $0.4 million compared to $0.7 million received in the Prior Year period. The higher interest earned in the Prior Year period was due to cash held on deposit in the Aircraft Purchase Account to fund the acquisition of two aircraft that had not yet been delivered.

SECTION B -- CASH EXPENSES

     CASH EXPENSES consists of Cash Operating Expenses and Selling, General and Administrative Expenses.

     CASH OPERATING EXPENSES includes all fees, costs or expenses paid by MSAF Group in the course of the business activities permitted to be conducted by it under the Indenture. Cash Operating Expenses paid in the Second Quarter 1999 were approximately $2.1 million, compared to $0.8 million in the same period in 1998. This variance is due to a combination of the factors set out below.

     1) Insurance, re-leasing and other costs. Insurance, re-leasing and other costs incurred were approximately $0.3 million for the Second Quarter 1999, which was $0.1 million lower than in the Prior Year period. This was mainly due to the timing of payment of insurance premiums.

     2) Increase in Accrued Expenses. $1.9 million of accrued expenses were transferred to the expense account in the current period. This compares to a transfer of $0.4 million in the Prior Year period. The increase in Accrued Expenses relates primarily to an increase in projected maintenance costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) include all fees paid to the Aircraft Manager, Administration Agent, Independent Trustees and other miscellaneous service providers. Total SG&A costs for the Second Quarter 1999 were approximately $2.5 million compared to $1.1 million in the Prior Year period. This difference is due to a combination of the factors set out below.

     1) Servicer fees. Fees paid to ILFC, as Servicer, during the Second Quarter 1999 were $1.3 million, an increase of $0.5 million over the Prior Year period. In 1998, the $3.0 million fixed fee was paid to ILFC as an upfront fee of $2.0 million in December 1997 and a further $1.0 million was paid in even installments every month. In 1999, the entire base fee of $3.0 million is being paid in installments, hence the higher monthly charge in the current year.

     2) Other Service Providers and Overhead. The total expenses for Other Service Providers and Overhead was $1.2 million for the Second Quarter 1999, versus $0.3 million for the Prior Year period, a variance of $0.9 million. $0.6 million of this difference can be attributed to an increase in Overhead costs, which increased from less than $0.1 million in Prior Year period to $0.7 million in the Second Quarter 1999. The increase in Overhead costs was primarily related to costs associated with the registration of the Notes with the SEC. The remaining $0.3 million variance relates to an increase in the fee paid to the Administrative Agent. The fee calculation for the Administrative Agent in the Prior Year period did not include accrued rentals and was therefore lower.

SECTION C -- NOTE PAYMENTS

     NOTE PAYMENTS consist of interest payments (net of swap effects), and principal payments to Noteholders.

     Interest payments. Actual interest payments to Noteholders, net of swap effects, were $16.9 million in the Second Quarter 1999, compared to $14.4 million in the Prior Year period.

     Principal Payments. Total Principal distributions were $9.7 million in the Second Quarter 1999, compared to $14.9 million in the Prior Year period. The higher distribution in the Prior Year period was as a result of $2.7 million in higher Net Cash Collections and the $2.5 million lower interest costs.

IV. OTHER FINANCIAL DATA

     CASH

     Cash held at May 17, 1999 was $31.1 million. Of this amount, $25 million represents the cash portion of the Liquidity Reserve Amount (which is used as a source of liquidity for, among other things, maintenance obligations, security deposit return obligations, cash operating expenses and contingent liabilities) and $6.1 million represents accrued expenses and is held in the Expense Account to cover maintenance and re-leasing expenses expected to fall due in the next quarter.

     In addition to the $31.1 million cash portion at May 17, 1999, the Liquidity Reserve Amount also contained $41.1 million of undrawn credit and liquidity facilities from Morgan Stanley Dean Witter & Co. and ILFC.

     AIRCRAFT VALUES

     Under the terms of the Notes, MSAF Group is obliged to obtain annual appraisals of the Base Value of each aircraft from three independent appraisers by October 31 of each year. Generally, where the appraisals indicate a Base Value decline significantly in excess of the value decline assumed under the terms of the Notes, excess cash flow is redirected to the extent required to the Class A Notes via the Class A Scheduled Principal Payment Amount. The most recent appraisals occurred in September 30, 1998 and the next are due to occur no later than October 31, 1999. The actual appraised value of the fleet as at September 30, 1998 was $1,029.4 million versus an assumed value of $1,058.3 million as at November 17, 1998. As the decline in value was within the limits permitted by the Indenture, there was no requirement to redirect cash flow to the Class A Notes.

     A-D NOTE BALANCE

     As of May 17, 1999, the aggregate amount of Class A-D Notes outstanding was $958.9 million, approximately $12.9 million lower than assumed due to higher than assumed principal repayments with respect to the Class A-2 Notes.

V. LESSEE DEVELOPMENTS

     As of July 1, 1999, three current lessees were in arrears. The aircraft on lease to the three lessees in arrears represent approximately 11.1% of the appraised value of the portfolio at September 30, 1998 and all three lessees are based in Brazil. The amounts outstanding and overdue for the three lessees in respect of rental payments, maintenance reserves and other miscellaneous amounts due under the leases (net of default interest and certain cash in transit) amounted to approximately $8.6 million. The weighted average number of days past due of such arrears was 105 days. For further details, see "Latin America" below.

     In addition, as of July 1, 1999 an aggregate of $2.2 million was owed to MSAF Group from two of its former lessees. In both cases, MSAF Group has leased the aircraft to other carriers.

     EUROPE & MIDDLE EAST EMERGING

     Following the termination of a lease with Onur Air, the related aircraft (an A321-100) was placed with another Turkish charter airline, Air Alfa. Rental payments and maintenance reserves outstanding under the old lease amounted to approximately $2.0 million. The aircraft was non-revenue earning for a period and the cost of downtime between leases was $0.2 million. However, Onur Air has commenced payment of restructured amounts in accordance with a termination agreement. Amounts in arrears are scheduled for repayment by October 1999. The aircraft represents 4.3% of the appraised value of the portfolio at September 30, 1998.

     ASIA

     Asia has been severally affected by economic and financial difficulties, although limited signs of recovery were exhibited during the last quarter. Currently, MSAF Group leases 13.0% of its fleet in the Asia Region (5.5% in South Korea, 4.9% in Taiwan and 2.6% in China) and 6.7% in Pacific and Other regions (6.7% in Fiji) by appraised value of the portfolio at September 30, 1998. As of July 1, 1999 none of these lessees were in arrears although severe financial difficulties have been reported for certain other air carriers in the region. One lessee restructured its lease such that rental payments will be lower over an extended lease term.

     LATIN AMERICA

     Considerable economic uncertainty continues to affect the major economies in Latin America. The devaluation of the Brazilian currency in January 1999 continued to adversely impact the major carriers whose lease obligations were predominantly in U.S. dollars.

     As of July 1, 1999, VARIG had decided to terminate the lease of a B747-300 aircraft and is currently negotiating a termination agreement with ILFC. The termination agreement will cover repayment of rental and maintenance arrears owed to date, and certain repossession and redelivery expenses. In the interim, VARIG have agreed to park and insure the aircraft, at their cost. This lease had a security deposit of $1.0 million, which has been drawn down by MSAF Group.

     As a large-widebody geared to the Asian market, the B747-300 aircraft is one of the aircraft types that is least popular at present with 11 available for lease and 8 currently in storage, according to Airclaims. There can be no assurance that ILFC will procure a new lease with terms similar to those of the terminated lease with VARIG. As of July 1, 1999, the total amount outstanding for this lessee in respect of rental payments and maintenance reserves under this lease amounted to approximately $4.8 million. The aircraft represents 6.1% of the appraised value of the portfolio at September 30, 1998.

     Another Brazilian lessee, Passeredo, representing 2.1% of the appraised value of the portfolio at September 30, 1998, has been operating one A310-300 subject to a finance lease and has not made lease payments since September 1998. After protracted negotiations with ILFC, the lessee has agreed to a repayment schedule, which provides for payment of part of the arrears. As of July 1, 1999, total amount outstanding for this lessee in respect of rental payments amounted to approximately $3.3 million.

     The rental arrears of the third Brazilian lessee, which accounts for 2.9% of the appraised value of the portfolio at September 30, 1998, have been restructured and the lessee is in arrears with respect to the restructured amounts. As of July 1, 1999, total amount outstanding for this lessee in respect of rental payments amounted to $0.5 million.

     MSAF Group currently leases 17.4% of its fleet in Latin America (6.3% in Mexico and 11.1% in Brazil) by appraised value of the portfolio at September 30, 1998.

     OTHER

     The lease with Guyana Airways was terminated by agreement on April 2, 1999 with rental arrears due of $1.3 million. MSAF Group is likely to incur costs of approximately $2.9 million in the redelivery of this aircraft. This cost takes into account a $3.0 million lump sum termination payment paid by Guyana and the drawdown of the security deposit of $0.7 million but excludes $0.7 million of maintenance reserves received by MSAF Group from Guyana over the lease term. MSAF Group has filed an insurance claim in respect of certain maintenance costs it has incurred to date. The Guyana aircraft is a B757-200ER and accounts for 3.3% of the appraised value of the portfolio at September 30, 1998. The aircraft was re-leased to National Airlines, a U.S. carrier in June 1999.