Form 10-Q
period 1999-08-31
MORGAN STANLEY AIRCRAFT FINANCE
filed 1999-10-15
CIK 1059582

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

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999

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

-------------------------------------------------------------------------------------------------------
                                                                                     OUTSTANDING AT
ISSUER                                                              CLASS          SEPTEMBER 30, 1999
-------------------------------------------------------------------------------------------------------
Morgan Stanley Aircraft Finance............................  Beneficial Interest          One
-------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        MORGAN STANLEY AIRCRAFT FINANCE

                FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 1999

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I. FINANCIAL INFORMATION...............................      2
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)....................      2
  -- Interim Condensed Consolidated Financial Statements
     (Unaudited)............................................      2
  -- Notes to the Interim Condensed Consolidated Financial
     Statements (Unaudited).................................      6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................     13
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.........................................     25
PART II. OTHER INFORMATION..................................     27
ITEM 1. NOT APPLICABLE
ITEM 2. NOT APPLICABLE
ITEM 3. NOT APPLICABLE
ITEM 4. NOT APPLICABLE
ITEM 5. NOT APPLICABLE
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     27
SIGNATURES..................................................     28
INDEX TO EXHIBITS...........................................     29
APPENDIX 1..................................................     30

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  AUG 31,       NOV 30,
                                                                   1999           1998
                                                                -----------    ----------
                                                                (UNAUDITED)
                           ASSETS
Cash and cash equivalents...................................    $   37,592     $   34,850
Receivables:
  Lease income, net.........................................         1,600          3,744
  Investment income and other...............................           138            153
Aircraft under operating leases, net........................       897,816        933,111
Investment in capital lease, net............................        18,406         21,581
Underwriting and other issuance related costs, net of
  amortization..............................................        16,214         17,053
                                                                ----------     ----------
Total Assets................................................    $  971,766     $1,010,492
                                                                ==========     ==========
            LIABILITIES AND BENEFICIAL INTERESTHOLDER'S DEFICIT
Payables:
  Interest payable to Noteholders...........................    $    2,489     $    2,655
Deferred rental income......................................         4,765          7,351
Liability for maintenance...................................        58,423         52,489
Other liabilities...........................................        12,662         15,865
Notes payable:
  Subclass A-1..............................................       400,000        400,000
  Subclass A-2..............................................       244,883        274,062
  Subclass B-1..............................................        91,989         94,819
  Subclass C-1..............................................       100,000        100,000
  Subclass D-1..............................................       110,000        110,000
                                                                ----------     ----------
                                                                 1,025,211      1,057,241
                                                                ----------     ----------
Commitments and contingencies
Beneficial Interestholder's Deficit:
  Beneficial Interest.......................................             1              1
  Deemed Distribution.......................................       (15,305)       (15,305)
  Accumulated Deficit.......................................       (38,141)       (31,445)
                                                                ----------     ----------
  Total Beneficial Interestholder's Deficit.................       (53,445)       (46,749)
                                                                ----------     ----------
Total Liabilities and Beneficial Interestholder's Deficit...    $  971,766     $1,010,492
                                                                ==========     ==========

     See Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       AUGUST 31,              AUGUST 31,
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
                                                                  (UNAUDITED)
Revenues:
  Lease income, net...........................    $ 27,898    $ 30,932    $ 87,031    $ 88,737
  Investment income on collection account.....         463         724       1,344       1,685
                                                  --------    --------    --------    --------
  Total revenues..............................      28,361      31,656      88,375      90,422
                                                  --------    --------    --------    --------
Expenses:
  Interest expense............................      15,491      17,693      47,886      34,357
  Depreciation expense........................      11,765      11,765      35,295      27,111
  Operating expenses:
     Service provider and other fees..........       2,153       1,805       6,444       7,481
     Maintenance and other aircraft related
       costs..................................       2,448         305       5,446       2,601
                                                  --------    --------    --------    --------
  Total expenses..............................      31,857      31,568      95,071      71,550
                                                  --------    --------    --------    --------
Net (loss)/income.............................    $ (3,496)   $     88    $ (6,696)   $ 18,872
                                                  ========    ========    ========    ========

     See Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES
            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                            NINE MONTHS ENDED    NINE MONTHS ENDED
                                                             AUGUST 31, 1999      AUGUST 31, 1998
                                                            -----------------    -----------------
                                                                         (UNAUDITED)
Cash flows from operating activities
  Net (loss)/income.....................................        $  (6,696)           $  18,872
  Adjustments to reconcile net (loss)/income to net cash
     provided by operating activities:
  Depreciation expense -- aircraft under operating
     leases.............................................           35,295               27,111
  Amortization of underwriting and other issuance
     related costs......................................              839                  553
  Provision for doubtful accounts.......................            7,249                  674
  Changes in assets and liabilities:
     Receivables:
       Investment income and other......................               15                 (165)
       Lease income.....................................           (1,574)              (2,845)
     Investment in capital lease........................             (356)               4,118
     Liability for maintenance..........................            5,934               10,127
     Interest payable to Noteholders....................             (166)               2,890
     Deferred rental income.............................           (2,586)               6,807
     Other liabilities..................................           (3,203)                 958
                                                                ---------            ---------
Net cash provided by operating activities...............           34,751               69,100
                                                                ---------            ---------
Cash flows from investing activities
  Purchase of aircraft..................................               --             (887,315)
                                                                ---------            ---------
Net cash used for investing activities..................               --             (887,315)
                                                                ---------            ---------
Cash flows from financing activities
  Proceeds from Notes, net of issuance costs............               --            1,041,610
  Proceeds from borrowings from Morgan Stanley Financing
     Inc................................................               --              853,490
  Repayment of borrowings from Morgan Stanley Financing
     Inc., including beneficial interest distribution...               --             (976,257)
  Repayments of Notes...................................          (32,009)             (56,434)
  Other costs incurred relating to the issuance of
     Notes..............................................               --               (9,500)
                                                                ---------            ---------
Net cash (used for)/provided by financing activities....          (32,009)             852,909
                                                                ---------            ---------
Net increase in cash and cash equivalents...............            2,742               34,694
Cash and cash equivalents at beginning of period........           34,850                   --
                                                                ---------            ---------
Cash and cash equivalents at end of period..............        $  37,592            $  34,694
                                                                =========            =========

     See Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

       INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN BENEFICIAL
                               INTEREST/(DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                                RETAINED       TOTAL
                                                                                EARNINGS     BENEFICIAL
                                                  BENEFICIAL      DEEMED      (ACCUMULATED    INTEREST
                                                   INTEREST    DISTRIBUTION     DEFICIT)     (DEFICIT)
                                                  ----------   ------------   ------------   ----------
                                                                       (UNAUDITED)
Balance at November 30, 1997...................    $      1      $     --       $  4,704      $  4,705
Net income.....................................          --            --         18,872        18,872
Deemed Distribution............................          --       (15,305)            --       (15,305)
Borrowings from Morgan Stanley Financing Inc.
  converted into Beneficial Interest...........     919,859            --             --       919,859
Payment of Beneficial Interest Distribution to
  Morgan Stanley Financing Inc.................    (919,859)           --        (56,398)     (976,257)
                                                   --------      --------       --------      --------
Balance at August 31, 1998.....................    $      1      $(15,305)      $(32,822)     $(48,126)
                                                   ========      ========       ========      ========

                                                                                RETAINED       TOTAL
                                                                                EARNINGS     BENEFICIAL
                                                  BENEFICIAL      DEEMED      (ACCUMULATED    INTEREST
                                                   INTEREST    DISTRIBUTION     DEFICIT)     (DEFICIT)
                                                  ----------   ------------   ------------   ----------
                                                                       (UNAUDITED)
Balance at November 30, 1998...................    $      1      $(15,305)      $(31,445)     $(46,749)
Net loss.......................................          --            --         (6,696)       (6,696)
                                                   --------      --------       --------      --------
Balance at August 31, 1999.....................    $      1      $(15,305)      $(38,141)     $(53,445)
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

NOTE 2 -- CONCENTRATIONS OF CREDIT RISK

     Credit risk with respect to operating lease receivables is generally diversified due to the number of lessees comprising MSAF Group's customer base and the different geographic areas in which they operate. At August 31, 1999 MSAF Group had leased aircraft to 28 lessees in 19 countries.

     Many of MSAF Group's lessees are in a relatively weak financial position because of the difficult economic conditions in the civil aviation industry as a whole and because, in general, weakly capitalized airlines are more likely to seek operating leases. In addition, at August 31, 1999, 11 of MSAF Group's aircraft are being leased to lessees domiciled in certain emerging market nations, including those located in Eastern Europe, the Middle East, Latin America and Asia. Emerging market economies have been affected by severe economic and financial difficulties. The exposure of MSAF Group's aircraft to particular countries and customers is managed partly through concentration limits and through obtaining security from lessees by way

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

of deposits. MSAF Group will continue to manage its exposure to particular countries, regions and lessees through concentration limits.

NOTE 3 -- AIRCRAFT

                                                                AUG 31, 1999    NOV 30, 1998
                                                                ------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Stage 3 Aircraft and one spare engine:
Cost........................................................      $972,030        $972,030
Less: Accumulated depreciation..............................       (74,214)        (38,919)
                                                                  --------        --------
                                                                  $897,816        $933,111
                                                                  ========        ========
Aircraft cost includes $38.7 million of maintenance
  liabilities that MSAF Group assumed at the date of
  purchase.
FLEET ANALYSIS:
On lease for a further period of:
More than five years........................................             8               7
From one to five years......................................            22              20
Less than one year..........................................             2               5
                                                                  --------        --------
Total aircraft portfolio (including one spare engine and
  excluding aircraft under capital lease)...................            32              32
                                                                  ========        ========

     At August 31, 1999, there was one non-revenue earning aircraft in MSAF Group's portfolio which is currently undergoing maintenance work.

NOTE 4 -- INVESTMENT IN CAPITAL LEASE

     One of MSAF Group's aircraft has been leased to a customer under a sales-type capital lease. The components of MSAF Group's investment in this lease are as follows:

                                                                AUG 31, 1999    NOV 30, 1998
                                                                ------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Minimum lease payments receivable...........................      $ 29,564        $ 26,662
Less: Allowance for doubtful accounts.......................          (308)           (136)
                                                                  --------        --------
Net minimum lease payments receivable.......................        29,256          26,526
Less: Unearned income.......................................       (10,850)         (4,945)
                                                                  --------        --------
Net investment in capital lease.............................      $ 18,406        $ 21,581
                                                                  ========        ========

     At August 31, 1999, minimum lease payments for each of the five succeeding fiscal years are $4 million.

     Unearned income is recognized over the term of the lease using the interest method.

     The provision for doubtful accounts related to this lease of $3.5 million for the nine months ended August 31, 1999 is recorded as a reduction of lease income revenues in the Interim Condensed Consolidated Statements of Operations.

     The lessee associated with this capital lease has been experiencing severe financial difficulties and has been adversely affected by economic uncertainty in Latin America and the devaluation of the Brazilian currency in January 1999. As a result, in August 1999 MSAF Group and the lessee agreed to modify the terms of the existing capital lease by increasing the total rental payments to be received and by extending the lease

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

term. The balances of the net minimum lease payments receivable and unearned income have been adjusted to reflect the amended terms of the capital lease.

NOTE 5 -- LEASE INCOME RECEIVABLE

     Lease income receivable was as follows:

                                                                AUG 31, 1999    NOV 30, 1998
                                                                ------------    -------------
                                                                   (DOLLARS IN THOUSANDS)
Lease income receivable.....................................      $  2,228        $  4,297
Less: Allowance for doubtful accounts.......................          (628)           (553)
                                                                  --------        --------
Lease income receivable, net................................      $  1,600        $  3,744
                                                                  ========        ========

     The provision for doubtful accounts of $3.7 million for the nine months ended August 31, 1999 is recorded as a reduction of lease income revenues in the Interim Condensed Consolidated Statements of Operations.

NOTE 6 -- LIABILITY FOR MAINTENANCE

     Activity in the liability for maintenance account was as follows:

                                                                AUG 31, 1999    NOV 30, 1998
                                                                ------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Balance, beginning of period................................      $ 52,489        $     --
Liabilities assumed from International Lease Finance
  Corporation...............................................            --          38,735
Collections from lessees....................................        13,702          15,837
Reimbursements to lessees...................................        (9,111)         (2,633)
Net accruals and transfers..................................         1,343             550
                                                                  --------        --------
Balance, end of period......................................      $ 58,423        $ 52,489
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
Subclass A-1.............       $400,000        LIBOR+0.21%     March 15, 2000    March 15, 2023
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

     MSAF Group filed a registration statement with the Securities and Exchange Commission (the "SEC") with respect to an exchange offer (the "Exchange Offer") for exchange Notes with terms identical to the Notes which was declared effective on January 12, 1999. The Exchange Offer was consummated on January 18, 1999. MSAF Group paid an additional 0.50% on each of the subclasses of debt during the period from November 30, 1998 to January 18, 1999, as required under the terms of the Notes.

     The dates on which principal repayments on the Notes will actually occur will depend on the cash flows generated by the rental income from MSAF Group's portfolio of aircraft. Amounts received by MSAF Group are available for distribution and are paid in accordance with the priorities specified in the Indenture relating to the Notes.

     Cash paid for interest on the Notes amounted to $43.9 million for the nine month period ended August 31, 1999, as compared to $30.2 million for the nine month period ended August 31, 1998. The interest expense for Fiscal 1999 is not comparable to Fiscal 1998 as the Notes were not issued until March 3, 1998.

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

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

     As of August 31, 1999, the aggregate amount available under the ILFC Facility and the MSDW Facility was approximately $40.0 million.

NOTE 9 -- DERIVATIVE FINANCIAL INSTRUMENTS

     The leasing revenues of MSAF Group are generated primarily from rental payments. Rental payments are currently entirely fixed but may be either fixed or floating with respect to leases entered into in the future. In general, an interest rate exposure arises to the extent that MSAF Group's fixed and floating interest obligations in respect of the Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps and other derivative instruments. The Subclass A-1, A-2 and B-1 Notes bear floating rates of interest and the Subclass C-1 and D-1 Notes bear fixed rates of interest. MSAF Group is a party to eight interest rate swaps with Morgan Stanley Capital Services Inc. ("MSCS"), a wholly-owned subsidiary of MSDW. In six of these swaps, MSAF Group pays a fixed monthly coupon and receives one month LIBOR on a total notional balance of $1,000 million and in two of these swaps, MSAF Group pays one month LIBOR and receives a fixed monthly coupon on a total notional balance of $200 million.

     All eight swaps were originally entered into by MSCS, with an internal swaps desk as the counterparty, on November 12, 1997 and February 19, 1998, respectively. On March 3, 1998, all eight swaps were assigned to MSAF Group by MSCS. Although MSAF Group's floating rate liability at March 3, 1998 was approximately $800 million (after the repayment of principal due to an undelivered aircraft), the net economic effect of assigning all eight swaps to MSAF Group with an aggregate notional amount of $1.2 billion was to fix the interest rate liability at the November 12, 1997 interest rate. MSAF Group required this certainty both in furtherance of its interest rate management policy not to be adversely exposed to material movements in interest rates from November 12, 1997 (shortly after MSAF entered into the Asset Purchase Agreement) and by fixing the principal liabilities relating to the transaction, to facilitate the structuring of the transaction.

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

     Four of the swaps assumed from MSCS having an aggregate notional principal amount of $800 million are accounted for as hedges of its obligations under the Notes. Under these swap arrangements MSAF Group will pay fixed and receive floating amounts on a monthly basis. The fair value of the liability assumed relating to those swaps which are being accounted for as hedges is being deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. This amount and the differential payable or receivable on such interest rate swap contracts, to the extent such swaps are deemed to be effective hedges, is recognized as an adjustment to interest expense. The portion of these swaps not deemed to be an effective hedge is accounted for on a mark-to-market basis with changes in fair value reflected in interest expense. Gains and losses resulting from the termination of such interest rate swap contracts prior to their stated maturity are deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. The fair value of these interest rate swaps at August 31, 1999 was $5.0 million.

     The remaining four swaps assumed by MSAF Group have an aggregate gross notional principal amount of $400 million. Under these swap arrangements, MSAF Group will pay/receive fixed and receive/pay floating amounts on a monthly basis. MSAF Group determined that these swaps do not qualify for hedge

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

accounting. The fair value of the liability assumed related to these swaps is accounted for on a mark-to-market basis with changes in fair value reflected in interest expense. At August 31, 1999, the fair value of these swaps was $(6.7) million.

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

NOTE 10 -- RELATED PARTY TRANSACTIONS

     Under service agreements with MSAF Group, Cabot Aircraft Services Limited and Morgan Stanley & Co. Incorporated, both subsidiaries of MSDW, act as Administrative Agent and Financial Advisor, respectively. During the nine month period ended August 31, 1999, Cabot Aircraft Services Limited received a fee of $1.2 million for providing these services, which is calculated as a percentage of the operating lease rentals received. Morgan Stanley & Co. Incorporated received advisory fees of $0.04 million in this period.

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

     MSAF Group's management is comprised of six trustees, including the Delaware trustee, as MSAF Group has no employees or executive officers. Three of MSAF Group's six trustees are employees of MSDW. The two remaining trustees and the Delaware trustee are unaffiliated with MSDW.

NOTE 11 -- COMMITMENTS

     MSAF Group did not have any material contractual commitments for capital expenditures at August 31, 1999.

     In accordance with the terms of a servicing agreement (the "Servicing Agreement"), ILFC (the "Servicer") is performing certain aircraft related activities with respect to MSAF Group's aircraft portfolio. Such activities include marketing MSAF Group's aircraft for lease or sale and monitoring lessee compliance

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

with lease terms including terms relating to payment, maintenance and insurance. In accordance with the Servicing Agreement, fees payable to ILFC by MSAF Group are calculated as a percentage of the lease rentals contracted and received, in addition to a base fee and certain incentive-based fees.

     The Servicing Agreement expires in 2023, although each party has the right to terminate the Servicing Agreement under certain circumstances.

NOTE 12 -- PROPOSED ACQUISITION

     During the fourth quarter of Fiscal 1999, MSAF Group intends to acquire a portfolio of 28 commercial jet aircraft from certain subsidiaries of MSDW. MSAF Group intends to finance this acquisition by issuing additional notes.

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

RECENT DEVELOPMENTS

     THE AIRCRAFT

     As of August 31, 1999, the total number of aircraft owned by MSAF Group was 32 aircraft plus a spare engine. 31 aircraft and the engine were on lease to 28 lessees in 19 countries. As of August 31, 1999, one aircraft, a B747-300B which is currently undergoing maintenance work, was non-revenue earning.

     LESSEE DIFFICULTIES

     As of October 1, 1999, six existing lessees were in arrears. The seven aircraft on lease to the six lessees in arrears represent approximately 18.3% of the appraised value of the portfolio at September 30, 1998. The total amount outstanding and overdue for the six lessees in respect of rental payments, maintenance reserves and other miscellaneous amounts due under the leases (excluding restructured arrears) amounted to approximately $3.2 million. MSAF Group holds security deposits of $2.8 million against these arrears. The weighted average number of days past due of such arrears was 51 days.

     Two of the six lessees, both based in Brazil, have restructured their arrears. See "Latin America (Emerging)" below. In the case of one lessee, representing 2.1% of the portfolio by appraised value at

September 30, 1998, the total rental payments, maintenance reserves and other amounts owed at March 24, 1999, the date of the restructuring, was $0.5 million. Under the restructuring, this amount is due to be repaid in full by February 2000. At October 1, 1999, $0.1 million of restructured arrears were due and unpaid.

     In the case of the other lessee, representing 2.9% of the portfolio by appraised value at September 30, 1998, the total rental payments, maintenance reserves and other amounts owed at August 18, 1999, the date of the restructuring, was $3.5 million. The total arrears restructured, including default interest, was $3.7 million. In August 1999, MSAF Group and the lessee agreed to modify the terms of the existing capital lease by increasing the total rental payments to be received and by extending the lease term.

     In addition, as of October 1, 1999, an aggregate of $4.4 million (net of security deposits) was owed to MSAF Group from three of its former lessees. $3.8 million of this aggregate relates to a single Brazilian lessee. In two cases, MSAF Group has leased the aircraft to other lessees. The third aircraft is currently non-revenue earning and relates to a single Brazilian lessee (See Latin America (Emerging) below).

     REGIONAL ANALYSIS OF EXISTING ARREARS

     The categorization of countries into geographical regions, Developed Markets, Emerging Markets and Other is determined using Morgan Stanley Capital International, Inc. ("MSCI") designations.

     EUROPE AND MIDDLE EAST (EMERGING)

     MSAF Group currently leases 9.0% of the portfolio by appraised value at September 30, 1998 in the Europe and Middle East (Emerging) region. One of the existing lessees in arrears is based in Turkey. At October 1, 1999, the total rental and maintenance arrears owed by this lessee was $0.7 million. The aircraft represents 4.3% of the appraised value of the portfolio at September 30, 1998.

     EUROPE (DEVELOPED)

     MSAF Group currently leases 31.6% of the portfolio by appraised value at September 30, 1998 in the Europe (Developed) region. At October 1, 1999, one of the existing lessees based in Ireland was in arrears for rental and maintenance obligations of $0.3 million (net of security deposit). The aircraft represents 3.1% of the appraised value of the portfolio at September 30, 1998.

     ASIA (EMERGING)

     MSAF Group currently leases 13.0% of the portfolio by appraised value at September 30, 1998 in the Asia (Emerging) region. At October 1, 1999 none of these lessees were in arrears.

     LATIN AMERICA (EMERGING)

     MSAF Group currently leases 11.4% of the portfolio in the Latin America (Emerging) region (6.4% in Mexico and 5.0% in Brazil) by appraised value of the portfolio at September 30, 1998. Two existing lessees in arrears are based in Latin America.

     Brazil has experienced significant downturns in its economy and financial markets, with large decreases in financial asset prices, and, since it devalued its currency on January 13, 1999, dramatic decreases in the value of its currency.

     In July 1999, a former Brazilian lessee negotiated early termination of a B747-300 lease that was scheduled to expire in April 2003. The total amount of rental payments and maintenance reserves due under this lease (net of security deposit of $1.0 million) to July 1999, the date of the termination agreement was $3.8 million. The former lessee, under the provisions of a restructuring agreement, has agreed to repay arrears of $4.8 million (excluding security deposit) and approximately $6.0 million for certain maintenance and downtime costs over the next eight years. Payments to MSAF Group will be made semi-annually beginning October 15, 1999 with final payment due on October 15, 2007. The aircraft is currently undergoing maintenance work by the former lessee, which is scheduled for completion in February 2000, prior to re-leasing. It is likely that the aircraft will be non-revenue earning for several months as re-leasing may be difficult as the market for this aircraft type is currently weak. The former lessee will bear the cost of storing and insuring the aircraft until May 2000 (or earlier if the Servicer can secure a new lessee). This aircraft represents approximately 6.1% of the portfolio by appraised value at September 30, 1998.

     An existing Brazilian lessee, representing 2.9% of the appraised value of the portfolio at September 30, 1998, has been operating one A310-300 subject to a capital lease and has not made lease payments since September 1998. In August 1999, MSAF Group and the lessee agreed to modify the terms of the existing capital lease by increasing the total rental payments to be received and by extending the lease term. As of October 1, 1999, $0.4 million of arrears were due and unpaid.

     The rental arrears of the second existing Brazilian lessee, which accounts for 2.1% of the appraised value of the portfolio at September 30, 1998, were restructured in March 1999. At October 1, 1999, $0.1 million of restructured arrears and $1.2 million of current arrears were due and unpaid. MSAF Group holds a security deposit of $0.7 million against the current arrears.

     NORTH AMERICA (DEVELOPED)

     MSAF Group currently leases 12.8% of the portfolio by appraised value at September 30, 1998 in the North America (Developed) region. At October 1, 1999, one existing lessee based in the U.S. was in arrears and owed $0.5 million in rental and maintenance obligations on two aircraft. MSAF Group holds security deposits of $0.8 million for this lessee. The two aircraft on lease to this lessee represent approximately 3.8% of appraised value of the portfolio at September 30, 1998.

     OTHER

     MSAF Group currently leases 16.1% of the portfolio by appraised value at September 30, 1998 in other regions. As of October 1, 1999, one of the existing lessees was in arrears for rental and maintenance obligations, which is covered by the security deposit held in respect of this lessee. The aircraft represents 2.1% of the appraised value of the portfolio at September 30, 1998.

     A lease with Guyana Airways was terminated by agreement on April 2, 1999 with rental arrears of $1.3 million. The total estimated costs of redelivery are likely to be in excess of amounts to be received from Guyana Airways. The aircraft is a B757-200 and accounts for 3.3% of the appraised value of the portfolio at September 30, 1998. The aircraft was re-leased to National Airlines, a U.S. carrier in June 1999.

     PROPOSED AIRWORTHINESS DIRECTIVE

     On August 11, 1999 the United States Federal Aviation Administration issued a Notice of Proposed Rule Making ("NPRM") relating to fire safety standards in certain types of aircraft. As proposed, the resulting Airworthiness Directive ("AD") would require operators of those aircraft to replace the current fire insulation blankets. MSAF Group cannot determine whether this NPRM will result in an AD. If the NPRM results in an AD, MSAF Group's one MD-82 and two MD-83 aircraft would be affected. Under the relevant leases, all costs of compliance with ADs are obligations of the lessees.

     PROPOSED ACQUISITION

     During the fourth quarter of Fiscal 1999, MSAF Group intends to acquire a portfolio of 28 commercial jet aircraft from certain subsidiaries of MSDW. MSAF Group intends to finance this acquisition by issuing additional notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 1999,
AND THE THREE MONTHS ENDED AUGUST 31, 1998

     NET (LOSS)/INCOME

     For the three month period ended August 31, 1999 MSAF Group incurred a net loss of ($3.5) million, as compared to net income of $0.1 million for the three month period ended August 31, 1998. The decrease reflects lower rental revenues and higher maintenance and other aircraft related costs, partially offset by a decrease in interest expense.

     MSAF Group is a Delaware business trust treated as a branch of MSF for U.S. federal, state and local income tax purposes. As such, MSAF Group is not subject to U.S. federal, state and local income taxes.

     LEASE INCOME

     Lease income for the three month period ended August 31, 1999 amounted to $27.9 million as compared to $30.9 million for the three month period ended August 31, 1998. Lease income for the three month period ended August 31, 1999 is lower due to aircraft being re-leased in less favorable economic conditions, coupled with lost revenues from one grounded aircraft. MSAF Group's operating results for the three month period ended August 31, 1999 were adversely affected by provisions for doubtful accounts totaling $1.2 million. Such provisions were recorded by MSAF Group due to financial difficulties experienced by certain of MSAF Group's existing lessees, as well as to reserve against amounts owed to MSAF Group by certain of its former lessees whose aircraft have already been repossessed (see "LESSEE DIFFICULTIES"). Provisions for doubtful accounts were $0.7 million in the three month period ended August 31, 1998. Lease income may decline in future periods due to potential lessee defaults and arrears including those discussed above.

     MSAF Group records the cash prepayments made by lessees for maintenance as a component of the liability for maintenance account which appears on the Interim Condensed Consolidated Balance Sheets. When the lessee incurs maintenance expenditures, MSAF Group must return a corresponding amount of the prepayment to the lessee. At this time, MSAF Group will forward cash to the lessee, with a corresponding decrease to the liability for maintenance account. MSAF Group will only reimburse the lessee for the cost of maintenance expenditures to the extent that sufficient prepayments have been made by the lessee. At the time an aircraft is re-leased to a new lessee, an assessment is made of the expected maintenance reserve requirements; any excess reserve is then released to lease income. No maintenance reserves were released to lease income in the three month period ended August 31, 1999 and 1998.

     INVESTMENT INCOME

     Investment income for the three month period ended August 31, 1999 amounted to $0.5 million as compared to $0.7 million in the three month period ended August 31, 1998. Investment income represents interest income on MSAF Group's cash and cash equivalents.

     INTEREST EXPENSE

     Interest expense, including swap costs of $1.3 million, amounted to $15.5 million for the three month period ended August 31, 1999. Interest expense, including swap costs of $0.8 million, amounted to $17.7 million for the three month period ended August 31, 1998. Interest expense relates to the interest paid on the Notes which were issued on March 3, 1998. The decline in interest expense is due to lower average interest rates and principal balances of the Notes for the three month period ended August 31, 1999 as compared to the prior year period. The weighted average interest rate on the Subclass A-1 to D-1 Notes during the three month period ended August 31, 1999 was 5.89% and during the three month period ended August 31, 1998 was 6.36%. The average debt in respect of the Subclass A-1 to D-1 Notes during the three month period ended August 31, 1999 was $949.3 million, and the three month period ended August 31, 1998 was $1,010.0 million.

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

     DEPRECIATION

     Depreciation expense amounted to $11.8 million for the three month period ended August 31, 1999 and 1998.

     OPERATING EXPENSES

     Service Provider and Other Fees. Service provider and other fees for the three month period ended August 31, 1999 were $2.2 million as compared to $1.8 million in the three month period ended August 31, 1998. The most significant element in both periods was the aircraft servicing fee paid to ILFC which amounted to $1.3 million in the three month period ended August 31, 1999 and $0.9 million in the three month period ended August 31, 1998. The higher servicing fee in Fiscal 1999 reflects an increase in the annual base fee payable to ILFC. MSAF Group's service provider expenses also included $0.4 million in respect of administrative agency and cash management fees in the three months ended August 31, 1999 as compared to $0.5 million in the three months ended August 31, 1998.

     Maintenance and Other Aircraft Related Costs. Maintenance and other aircraft related costs for the three month period ended August 31, 1999 were $2.4 million as compared to $0.3 million for the three month period ended August 31, 1998. The expense for the quarter ended August 31, 1999 includes certain maintenance and redelivery costs incurred by MSAF Group associated with an aircraft previously leased to Guyana Airways. Such costs were necessary to prepare the aircraft for a new lessee (see "LESSEE DIFFICULTIES"). The expense also includes an accrual for maintenance costs to be incurred on an aircraft leased to a Brazilian carrier.

     Included within maintenance and other aircraft related costs were insurance, re-leasing and other costs incurred in the three month period ended August 31, 1999, which amounted to $0.5 million, as compared to $0.2 million for the three month period ended August 31, 1998. It is expected that re-leasing costs will increase over the next several months due to costs relating to reconfiguring aircraft for new lessees upon redelivery.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED AUGUST 31, 1999,
AND THE NINE MONTHS ENDED AUGUST 31, 1998

     MSAF Group's results of operations for the nine months ended August 31, 1999 are not directly comparable to those of the nine months ended August 31, 1998 as MSAF Group did not own its aircraft portfolio throughout the entire nine month period ended August 31, 1998. In addition, the Notes were issued on March 3, 1998 and accordingly, MSAF Group did not incur any interest expense for the first three months of the nine month period ended August 31, 1998.

     NET (LOSS)/INCOME

     For the nine month period ended August 31, 1999 MSAF Group incurred a net loss of ($6.7) million as compared to net income of $18.9 million for the nine month period ended August 31, 1998. The decrease primarily reflects higher interest expense, depreciation expense and maintenance and other aircraft related costs.

     LEASE INCOME

     Lease income for the nine month period ended August 31, 1999 amounted to $87.0 million as compared to $88.7 million for the nine month period ended August 31, 1998. MSAF Group's operating results for the nine month period ended August 31, 1999 were adversely affected by provisions for doubtful accounts aggregating $7.2 million. Such provisions were recorded by MSAF Group due to financial difficulties experienced by certain of its existing lessees, as well as to reserve against amounts owed to MSAF Group by certain of its former lessees whose aircraft have already been repossessed (see "LESSEE DIFFICULTIES"). Provisions for doubtful accounts amounted to $0.7 million for the nine month period ended August 31, 1998. The increase in provisions for doubtful accounts were partially offset by an increase in lease revenues, as MSAF Group did not own all of the aircraft throughout the nine month period ended August 31, 1998.

     INVESTMENT INCOME

     Investment income for the nine month period ended August 31, 1999 was $1.3 million as compared to $1.7 million for the nine month period ended August 31, 1998.

     Investment income has declined as the excess cash held in March 1998 was utilized to acquire an additional aircraft during Fiscal 1998, as well as the return of excess cash to investors in respect of an undelivered aircraft.

     INTEREST EXPENSE

     Interest expense, including swap costs of $4.2 million, amounted to $47.9 million for the nine month period ended August 31, 1999. Interest expense, including swap costs of $1.3 million, amounted to $34.4 million for the nine month period ended August 31, 1998. The increase reflects that MSAF Group did not issue the Notes until March 1998. The weighted average interest rate on the Subclass A-1 to D-1 Notes during the nine month period ended August 31, 1999 was 5.99% and the average debt in respect of the Subclass A-1 to D-1 Notes outstanding during the nine month period ended August 31, 1999 was $963.9 million.

     DEPRECIATION

     Depreciation expense for the nine month period ended August 31, 1999 amounted to $35.3 million, as compared to $27.1 million for the nine month period ended August 31, 1998. The increase in Fiscal 1999 reflects that MSAF Group did not own all of the aircraft throughout the entire nine month period ended August 31, 1998.

     OPERATING EXPENSES

     Service Provider and Other Fees. Service provider and other fees for the nine month period ended August 31, 1999 were $6.4 million as compared to $7.5 million for the nine month period ended August 31, 1998. The most significant element in both periods was the aircraft servicing fee paid to ILFC, which amounted to $4.0 million in the nine month period ended August 31, 1999, and $4.6 million in the nine month period ended August 31, 1998. The fee paid in the nine month period ended August 31, 1998 included an initial upfront fee of $2.0 million paid to ILFC at the inception of the Servicing Agreement. MSAF Group's service provider expenses also included $1.2 million in respect of administrative agency and cash management fees in the nine month period ended August 31, 1999 as compared to $0.9 million in the nine month period ended August 31, 1998. These fees were lower in the nine month period ended August 31, 1998 as MSAF Group did not own all of the aircraft throughout that period.

     Maintenance and Other Aircraft Related Costs. Maintenance and other aircraft related costs for the nine month period ended August 31, 1999 were $5.4 million as compared to $2.6 million for the nine month period ended August 31, 1998. The expense for the nine month period ended August 31, 1999 includes certain provisions for maintenance and redelivery costs on aircraft.

     Included within maintenance and other aircraft related costs were insurance, re-leasing and other costs incurred in the nine month period ended August 31, 1999, which amounted to $2.0 million, as compared to $0.6 million for the nine month period ended August 31, 1998. The increase reflects a higher level of re-leasing events during the nine month period ended August 31, 1999.

FINANCIAL RESOURCES AND LIQUIDITY

     Refer to Appendix 1 for additional information regarding the cash performance of MSAF Group for the period from May 12, 1999 to August 16, 1999.

     LIQUIDITY

     MSAF Group's cash and cash equivalents at August 31, 1999 were $37.6 million. Of this amount, $25 million represents the cash portion of the Liquidity Reserve Amount (as defined below) and $12.6 million represents rental and maintenance receipts and cash held for accrued expenses.

     In addition to the $25 million cash portion at August 31, 1999, the Liquidity Reserve Amount also contained $40.0 million of undrawn credit and liquidity facilities from MSDW and ILFC.

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

     Net cash provided by operating activities for the nine month period ended August 31, 1999 amounted to $34.8 million, principally reflecting non-cash depreciation expense of $35.3 million, a net loss of ($6.7) million and provision for doubtful accounts of $7.2 million.

     Net cash provided by operating activities for the nine month period ended August 31, 1998 amounted to $69.1 million, principally reflecting net income of $18.9 million, non-cash depreciation expense of $27.1 million, an increase in the liability for maintenance of $10.1 million and an increase in deferred rental income of $6.8 million.

     CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

     In the nine month period ended August 31, 1999, MSAF Group did not utilize any cash for investing activities, while in the nine month period ended August 31, 1998, cash of $887.3 million was used to acquire aircraft.

     In the nine month period ended August 31, 1999, the $32.0 million of cash used for financing activities reflected repayments of principal on the Notes. In the nine month period ended August 31, 1998, net cash flows from financing activities were $852.9 million, reflecting proceeds received from the issuance of Notes, repayment of borrowings from MSF and repayments of principal on the Notes.

     INDEBTEDNESS

     MSAF Group's indebtedness primarily consisted of the Subclass A-1 to D-1 Notes in the amount of $946.9 million at August 31, 1999.

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

     The Liquidity Reserve Amount was approximately $65.0 million on August 31, 1999. The "MINIMUM LIQUIDITY RESERVE AMOUNT" may be funded with cash and with Eligible Credit Facilities and was approximately $15 million on August 31, 1999. The Liquidity Reserve Amount and the Minimum Liquidity Reserve Amount may be increased or decreased from time to time for any reason (including upon acquisitions of additional aircraft) by an action of the Controlling Trustees in light of changes in, inter alia, the condition of the Aircraft, the terms and conditions of the leases, the financial condition of the lessees, sales of aircraft and prevailing industry conditions; provided that MSAF Group will obtain confirmation in advance in writing from the rating agencies that any proposed reduction in the Liquidity Reserve Amount or the Minimum Liquidity Reserve Amount will not result in a lowering or withdrawal by any of the rating agencies of their respective ratings of any Notes.

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

     The Liquidity Reserve Amount and the Minimum Liquidity Reserve Amount have been determined largely based on an analysis of historical experience, assumptions regarding MSAF Group's future experience and the frequency and cost of certain contingencies in respect of the aircraft currently owned by MSAF Group, and are intended to provide liquidity for meeting the cost of maintenance obligations and non-maintenance, aircraft-related contingencies such as removing regulatory liens, complying with airworthiness directives (AD's), repossessing and re-leasing aircraft. In analyzing the future impact of these costs, assumptions have been made regarding their frequency and amount based upon historical experience. There can be no assurance, however, that historical experience will prove to be relevant in the future or that actual cash received by MSAF Group in the future will not be significantly less than that assumed. Any significant variation may materially adversely affect the ability of MSAF Group to make payments of interest and principal on the Notes.

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

     In addition, under the ILFC facility, ILFC will make loans to MSAF Group which MSAF Group may use for the same purposes as those for which the Liquidity Reserve Amount may be applied as discussed above under "-- Liquidity Reserve Amount," including to pay interest and minimum principal payment amounts payable under the Indenture on the Notes. ILFC's obligation to make such amounts available shall be limited to the ILFC facility commitment which was approximately $30.0 million on August 31, 1999. The ILFC facility commitment shall be equal to, (i) at any time before an early termination of the Servicing Agreement for a reason other than a sale of all the aircraft in MSAF Group's current portfolio or the repayment or defeasance of MSAF Group's debt (a "FACILITY REDUCTION EVENT"), the sum of, (A) $10 million plus, (B) total security deposits held by ILFC for the benefit of MSAF Group at such time minus,
(C) all drawings previously made by MSAF Group under the ILFC facility and required to be repaid to ILFC but not repaid at such time, and (ii) at any time from and after a Facility Reduction Event, $10 million minus all ILFC facility drawn amounts required to be repaid to ILFC but not repaid at such time.

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

     YEAR 2000 READINESS

     Many existing computer systems use only two digits to identify a year in the date field. These systems were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. MSAF Group is continuing the process of assessing the potential impact of the year 2000 issue on its operations. Since substantially all of MSAF Group's operational functions have been delegated to outside service providers in accordance with the terms of their respective service agreements, it has no information systems of its own, but relies instead on the systems of such service providers, principally ILFC. MSAF Group may, however, suffer a material adverse impact on its business and results of operations if information technology upon which its lessees and service providers rely is not year 2000 compliant. ILFC has assessed its computer and information systems to determine the extent of its exposure to year 2000 risks. ILFC believes that all of its critical computer and information systems are year 2000 compliant.

     The administrative agent and financial advisor have reviewed their year 2000 exposure and believe that their systems are year 2000 compliant. If the administrative agent's or financial advisor's systems are not fully year 2000 compliant, MSAF Group does not expect the consequences of such noncompliance to have a material adverse effect on its business and results of operations. The cash manager has announced that it has tested all of its payment systems and it believes it will be able to process payments correctly after January 2000. MSAF Group may suffer a material adverse effect on its business and results of operations if information technology upon which the cash manager relies is not year 2000 compliant.

     ILFC continues to monitor the status of MSAF Group's lessees year 2000 compliance. This monitoring includes reviewing whether MSAF Group's lessees have obtained limited insurance writeback endorsements ("YEAR 2000 ENDORSEMENTS"). Year 2000 Endorsements will provide for reimbursement of losses arising from a year 2000 failure where the losses result from an accident involving an aircraft or an injury to a third party. Insurers will provide Year 2000 Endorsements to those airlines that satisfy insurers that they have identified and are adequately addressing year 2000 issues. All of MSAF Group's lessees have obtained Year 2000 Endorsements.

     Year 2000 Endorsements are currently available to MSAF Group for its off-lease aircraft. MSAF Group also maintains contingent insurance designed to protect it in circumstances where it fails to collect under the lessees insurance, however, the contingent insurance may not be available where the lessee's policy does not contain Year 2000 Endorsements.

     Noncompliance by a lessee could result in lost revenue for the lessee and an inability to make lease payments to MSAF Group. Noncompliance by the lessee's financial institutions could also adversely affect the ability to process lease payments. ILFC, on behalf of MSAF Group, has inquired of each lessee about whether it has addressed year 2000 compliance issues with its financial institutions. At October 1, 1999, ILFC has not received responses from the lessees regarding their financial institutions year 2000 compliance.

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

     If a noncompliant lessee cannot operate its aircraft and cannot make contractual lease payments due to year 2000 issues, MSAF Group's contingency plans include for ILFC to repossess aircraft from lessees in default and re-lease such aircraft to a compliant lessee. MSAF Group cannot assure that ILFC would be able to repossess or re-lease such aircraft at favorable terms on a timely basis. If a significant number of aircraft could not be re-leased at favorable terms or at all, it may have a material adverse effect on MSAF Group's business.

     Aircraft and air traffic control systems also depend heavily on microprocessors and software technology. If the systems employed by the aircraft are not year 2000 compliant, MSAF Group's business and results of operations may be adversely affected. Major aircraft manufacturers, including Boeing and Airbus, are conducting year 2000 reviews of the systems employed on their aircraft and are advising owners, operators and service providers of the steps to be taken to address any year 2000 problems that are identified. According to Boeing's most recent public disclosure, Boeing believes that its systems were 100% compliant at July 31, 1999. Airbus has recently announced that all parts of its business are year 2000 compliant. Among the aircraft systems that have been identified as being susceptible to year 2000 problems are certain on-board aircraft management and navigation systems. The nature and extent of the risks posed by potential failure of aircraft and aircraft control systems because of year 2000 problems has not been fully determined. MSAF Group cannot assure that its lessees will follow the advice of aircraft manufacturers regarding the steps to be taken to address year 2000 compliance. It is not clear whether or to what extent manufacturers, owners or lessees will be responsible for the costs necessary to make aircraft systems year 2000 compliant. Accordingly, MSAF Group is currently not able to make any estimate of the amount, if any, it may be required to spend to remediate year 2000 problems associated with the aircraft. Such expenditures could, however, have a material adverse impact on the ability of MSAF Group to make payments on the Notes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     MSAF Group's principal market risk exposure is to changes in interest rates. This exposure arises from its Notes and the derivative instruments used to manage interest rate risk.

     The terms of each subclass of the Notes, including the outstanding principal amount and estimated fair value as of August 31, 1999 are as follows:

                         OUTSTANDING
                       PRINCIPAL AMOUNT        ANNUAL                                                FAIR VALUE
                        AT AUGUST 31,       INTEREST RATE       EXPECTED FINAL     FINAL MATURITY   AT AUGUST 31,
SUBCLASS OF NOTE             1999         (PAYABLE MONTHLY)      PAYMENT DATE           DATE            1999
----------------       ----------------   -----------------   ------------------   --------------   -------------
                           ($000'S)                                                                   ($000'S)
Subclass A-1.........      $400,000         LIBOR + 0.21%         March 15, 2000   March 15, 2023     $399,700
Subclass A-2.........       244,883         LIBOR + 0.35%     September 15, 2005   March 15, 2023      243,095
Subclass B-1.........        91,989         LIBOR + 0.65%         March 15, 2013   March 15, 2023       87,102
Subclass C-1.........       100,000                 6.90%         March 15, 2013   March 15, 2023       88,640
Subclass D-1.........       110,000                 8.70%         March 15, 2014   March 15, 2023       96,800

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

     MSAF Group is a party to eight interest rate swaps (the "INITIAL SWAPS") with MSCS. In six of these swaps MSAF Group pays a fixed monthly coupon and receives one month LIBOR and in two of these swaps MSAF Group pays one month LIBOR and receives a fixed monthly coupon on the notional balances as set out below:

                                                                                         FAIR VALUE
NOTIONAL                                              FIXED MONTHLY    FIXED MONTHLY    AT AUGUST 31,
BALANCE      EFFECTIVE DATE        MATURITY DATE        PAY RATE       RECEIVE RATE         1999
--------    -----------------    -----------------    -------------    -------------    -------------
($000'S)                                                   (%)              (%)           ($000'S)
 100,000    November 12, 1997    November 15, 1999       6.0550               --             (122)
 300,000    November 12, 1997    November 15, 2000       6.1325               --             (400)
 200,000    November 12, 1997    November 15, 2002       6.2150               --            1,651
 200,000    November 12, 1997    November 15, 2004       6.2650               --            3,846
 150,000    November 12, 1997    November 15, 2007       6.3600               --            4,807
  50,000    November 12, 1997    November 15, 2009       6.4250               --            1,948
 150,000    February 19, 1998    November 15, 2007           --            5.860           (9,561)
  50,000    February 19, 1998    November 15, 2009           --            5.905           (3,870)

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

     The change in the fair value of the eight interest rate swaps between November 30, 1998 and August 31, 1999 was entirely due to changes in market interest rates.

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

        27.1 Financial Data Schedule.

     (b) Reports on Form 8-K: Morgan Stanley Aircraft Finance filed a Current Report on Form 8-K dated June 14, 1999, July 14, 1999 and August 12, 1999 relating to the monthly report to holders of the Notes, and filed a Current Report on Form 8-K dated August 9, 1999, relating to a proposed acquisition.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 15, 1999
                                          MORGAN STANLEY AIRCRAFT FINANCE

                                          By:      /s/ ALEXANDER FRANK
                                            ------------------------------------
                                                      Alexander Frank
                                                     Signatory Trustee

                        MORGAN STANLEY AIRCRAFT FINANCE

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------
 27.1      Financial Data Schedule

                                                                      APPENDIX 1

                        MORGAN STANLEY AIRCRAFT FINANCE
      QUARTERLY ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              THIRD QUARTER 1999, MAY 31, 1999 TO AUGUST 31, 1999

                                    CONTENTS

                                                              PAGE
                                                             -------
I    BACKGROUND AND GENERAL INFORMATION.....................      32
II   COMPARISON OF ACTUAL CASHFLOWS VERSUS ASSUMPTIONS FOR
  THE THIRD QUARTER 1999....................................      33
III  COMPARISON OF THIRD QUARTER 1999 ACTUAL CASHFLOWS
  VERSUS THE PRIOR YEAR PERIOD..............................      35
IV  OTHER FINANCIAL DATA....................................      37
V   RECENT DEVELOPMENTS.....................................      37
VI  APPENDICES..............................................      41

I BACKGROUND AND GENERAL INFORMATION

     On March 3, 1998, Morgan Stanley Aircraft Finance ("MSAF"), a Delaware business trust, issued $1,050 million of Notes in five subclasses -- Subclass A-1, Subclass A-2, Subclass B-1, Subclass C-1 and Subclass D-1 (the "NOTES"). The notes were issued in connection with MSAF Group's agreement to acquire 33 aircraft plus a spare engine with a total appraised value at September 30, 1997 of $1,115.51 million from International Lease Finance Corporation ("ILFC").

     All but one of the 33 aircraft was acquired by MSAF. The undelivered aircraft was a B737-400 with an appraised value of $28.8 million. Pursuant to the indenture relating to the Notes (the "INDENTURE"), MSAF decided not to substitute this aircraft but to distribute to the Noteholders $27.1 million on June 15, 1998. $26 million of this amount represents that portion of the proceeds from the offering of the Notes relating to this aircraft and $1.1 million represents swap breakage costs paid by ILFC. As a result, the overall size of the aircraft fleet is now 32 aircraft plus a spare engine and the appraised value of the fleet reduced from $1,115.5 million to $1,086.7 million at September 30, 1997.

     The fleet is appraised annually and the most recent appraisal dated September 30, 1998 valued the portfolio at $1,029.4 million. Applying the declining value assumption to the original September 30, 1997 fleet appraisal of $1,086.7 million, the total appraised value was assumed to be $1,026.7 million at August 16, 1999. See "Section IV -- Aircraft Values" below. As of October 1, 1999, 31 aircraft plus the engine were subject to lease contracts (or in one case, a Conditional Sale Agreement) with 28 lessees in 19 countries as shown in Appendix A attached. One aircraft was AOG ("Aircraft on Ground").

     The discussion and analysis that follows is based on the results of MSAF and its subsidiaries as a single entity (collectively the "MSAF GROUP").

     MSAF Group is a special purpose vehicle, which owns aircraft subject to operating leases and, in one certain instance, a Conditional Sale Agreement. MSAF may also make aircraft acquisitions and aircraft sales. MSAF Group intends to acquire additional commercial passenger or freight aircraft from various sellers and will finance the acquisition of such aircraft by issuing additional notes see "Section V -- Recent Developments". Any acquisition of further aircraft will be subject to certain confirmations with respect to the Notes from rating agencies and compliance with certain operating covenants of MSAF set out in the Indenture.

     MSAF Group's cash receipts and disbursements are determined, in part, by the overall economic condition of the operating leasing market. The operating leasing market, in turn, is affected by various cyclical factors. These include interest rates, the availability of credit, fuel costs and general and regional economic conditions affecting lessee operations and trading. Other factors to consider are manufacturer production levels, passenger demand, retirement and obsolescence of aircraft models, manufacturers exiting or entering the market or ceasing to produce aircraft types or re-introduction into service of aircraft previously in storage. In addition, state regulations and air traffic control infrastructure constraints such as limitations on the number of landing slots can also impact on the operating leasing market.

     MSAF Group's ability to compete against other lessors is determined, in part, by the composition of its fleet in terms of mix, relative age and popularity of aircraft type. In addition, operating restrictions imposed by the Indenture, and the ability of other lessors, who may possess substantially greater financial resources, to offer leases on more favorable terms than MSAF.

     For the purposes of this report, the "THIRD QUARTER 1999", referred to in
Section II, shall comprise information from the three monthly cash reports dated June 15, 1999, July 15, 1999 and August 16, 1999. The financial data in these reports includes cash receipts from May 12, 1999 (first day of the Collection Period for the June 1999 Report) up to August 10, 1999 (last day of the Collection Period for the August 1999 Report). It also includes payments made by MSAF between May 12, 1999 and up to August 16, 1999 (the Note Payment Date for the August 1999 Report).

     Similarly, for the purposes of this report, the "PRIOR YEAR PERIOD", referred to in Section III, shall comprise information from the monthly cash report dated June 15, 1998, July 15, 1998 and August 17, 1998. The financial data in these reports includes cash receipts from May 12, 1998 (first day of the Collection Period for the June 1998 Report) up to August 11, 1998 (last day of the Collection Period for the August 1998 Report) and payments made by MSAF between May 12, 1998 to August 17, 1998 (the Note Payment Date for the August 1998 Report).

II COMPARISON OF ACTUAL CASHFLOWS VERSUS ASSUMPTIONS FOR THE
   THIRD QUARTER 1999

     The February 20, 1998 Offering Memorandum (the "OFFERING MEMORANDUM") and the November 4, 1998 Prospectus (the "PROSPECTUS") for the Notes contain assumptions in respect of MSAF Group's future cashflows and cash expenses (the "ASSUMPTIONS"). For the purpose of this report, "NET CASH COLLECTIONS" is defined as Total Cash Collections less Total Cash Expenses and Interest Payments (net of Swap Payments). In the Third Quarter 1999, MSAF Group generated approximately $12.1 million in Net Cash Collections, more than assumed in the Prospectus by $1.4 million. An analysis of the quarterly Cash Collections, Cash Expenses, Interest Payments and Principal Payments is given in Sections A, B, C and D below and should be read in conjunction with Appendix B.

SECTION A -- CASH COLLECTIONS

     "Total Cash Collections" include lease rental payments, maintenance reserve payments by lessees and cash interest paid on MSAF Group's cash balances. The Prospectus assumed Total Cash Collections for the Third Quarter 1999 of $31.0 million. Total Cash Collections achieved in this period were $30.7 million, a negative difference of $0.3 million. This difference is due to a combination of the factors set out below.

     1) Gross Lease Rentals. Gross Lease Rentals for the Third Quarter 1999 amounted to $28.0 million or approximately $4.1 million less than $32.1 million assumed in the period. This negative variance is due to a number of factors listed below.

Arrears...................................................    $1.8 million
AOG.......................................................    $1.2 million
Resets/Restructuring......................................    $1.2 million
Other.....................................................  ($0.1) million
                                                            --------------
Total.....................................................    $4.1 million
                                                            ==============

     2) Other Cash Received. Other Cash Received for the Third Quarter 1999 amounted to an inflow of $0.4 million. This consisted of a settlement received of $0.2 million, relating to the repossession of three aircraft from two former lessees in 1998 and also an amount of $0.2 million received from a former lessee in respect of redelivery expenses. The Prospectus makes no assumption as to Other Cash Received.

     3) Security Deposits. A security deposit of $1.0 million received in the Third Quarter 1999 relates to a former lessee, based in Brazil, whose lease terminated early. See "Section V -- Recent Developments."

     4) Repossession Costs. Repossession Costs for the Third Quarter 1999 amounted to an inflow of $0.1 million, compared to a cost of $1.4 million assumed in the Prospectus for this period. The inflow of $0.1 million relates to the difference between a cash accrual of $0.6 million that was set aside for payment of expenses and actual expenses paid of $0.5 million. The actual costs paid in the Third Quarter 1999 were primarily in relation to the Guyana Airways early termination.

     5) Net Lease Rentals. The Prospectus assumes a 4.5% reduction in gross lease rentals due to certain stress related costs (repossession costs, AOG expenses and bad debts) ("NET LEASE RENTALS"). For the Third Quarter 1999, assumed Net Lease Rentals were $30.6 million. Actual Net Lease Rentals for the period were $29.6 million, $1.0 million less than the Assumptions principally because of lower than assumed gross lease rentals, which were partially offset by lower than assumed repossession and other stress related costs.

     6) Net Maintenance. In the Third Quarter 1999, net maintenance amounted to an inflow of $0.6 million. Maintenance receipts were $4.8 million and maintenance expenses were $4.2 million of which

$4.3 million was actual expenses paid offset by a decrease of $0.1 million in the level of accrued maintenance expenses held since the Second Quarter 1999.

     Maintenance expenditure may vary significantly from period to period as it is impacted by the timing and incidence of checks, where checks are performed, the type and age of the aircraft as well as events such as lease extensions and early redeliveries. The Prospectus assumes that maintenance receipts will equal maintenance disbursements over the term of the Notes, and therefore, maintenance receipts and maintenance disbursements are both assumed to be zero in each Note Payment Period. In any particular Note Payment Period, however, there will be actual maintenance receipts and disbursements and it is unlikely that maintenance receipts will equal maintenance disbursements in any such period. It is likely that maintenance disbursements will increase due to anticipated engine overhauls and re-leasing expenses, which we originally expected to incur in the first half of 1999, but which MSAF Group now expects to incur later this year.

     7) Interest Received. Actual interest received for the Third Quarter 1999 was $0.5 million compared to $0.4 million in the Prospectus. The difference is due to a combination of two offsetting factors. Firstly, actual interest received includes interest received on amounts in the Expense Account and interim balances in the Collection Account that are not included in the Prospectus assumptions. Secondly and partially offsetting the impact of these cash balances on which interest has been earned, the Prospectus assumed a reinvestment rate of 5.75% while the actual average reinvestment rate for the period was approximately 4.93%.

SECTION B -- CASH EXPENSES

     "Total Cash Expenses" consists of Cash Operating Expenses and Selling, General and Administrative Expenses. The Prospectus assumed Total Cash Expenses of $3.6 million for the Third Quarter 1999. Actual Total Cash Expenses amounted to $2.1 million, a variance of $1.5 million that is due to a combination of the factors set out below.

     1) Cash Operating Expenses includes any insurance, re-leasing and other aircraft operating costs paid and/or accrued by the MSAF Group in the course of the business activities permitted to be conducted by it under the Indenture.

     Insurance, re-leasing and other costs. Insurance, re-leasing and other costs amounted to $0.1 million, $1.0 million less than assumed in the Prospectus. The actual costs paid in the Third Quarter 1999 consisted of the quarterly premium for contingent insurance coverage for the portfolio and insurance costs associated with repossession events that occurred in 1998.

     2) Selling, General and Administrative Expenses ("SG&A") include all fees paid to the Aircraft Servicer, Administration Agent, Independent Trustees and miscellaneous service providers. Total SG&A costs for the Third Quarter 1999 were approximately $2.0 million compared to $2.4 million assumed in the Prospectus. This variance of $0.4 million is due to a combination of the factors set out below.

     Servicer fees. Fees paid to ILFC, as Servicer, during the Third Quarter 1999 amounted to $1.3 million, which is $0.3 million lower than the assumed cost of $1.6 million for the period. As a significant portion of the Servicer fees are calculated as a percent of rental revenue actually received and as the gross rental revenue is lower than expected, the fee paid to ILFC is also lower.

     Other Service provider fees and Overhead. Other Service provider fees and Overhead for the Third Quarter 1999 amounted to $0.7 million compared to a cost of $0.8 million assumed in the Prospectus for this period. The variance of $0.1 million is due to the fact that fees and expenses for Other Service providers were less than expected.

SECTION C -- INTEREST PAYMENTS (NET OF SWAP PAYMENTS)

     Interest Payments (net of Swap Payments). Actual interest payments to Noteholders net of swap effects were $16.4 million, lower than the assumed net payments of $16.6 million for the Third Quarter 1999, reflecting faster than expected amortization of the A-2 Notes.

SECTION D -- PRINCIPAL PAYMENTS

     Principal Payments. Total principal distributions during the Third Quarter 1999 were $12.1 million, an excess of $1.4 million over assumed total debt amortization of $10.7 million for this period. The principal amortization payments were made with respect to the A-2 and B-1 Notes.

III COMPARISON OF THIRD QUARTER 1999 ACTUAL CASHFLOWS VERSUS THE PRIOR YEAR
    PERIOD

     In the Third Quarter 1999, MSAF Group generated approximately $12.1 million in Net Cash Collections, $2.2 million lower than achieved in the Prior Year Period. An analysis of the quarterly Cash Collections, Cash Expenses, Interest Payments and Principal Payments for the Third Quarter 1999 and the Prior Year Period is given in Sections A, B, C and D below and should be read in conjunction with Appendix C.

SECTION A -- CASH COLLECTIONS

     "Total Cash Collections" include lease rental payments, maintenance reserve payments by lessees and cash interest paid on MSAF Group's cash balances. Total Cash Collections achieved in the Third Quarter 1999 were $30.7 million, $3.3 million lower than achieved in the Prior Year Period. This difference is due to a combination of the factors set out below.

     1) Gross Lease Rentals. Gross Lease Rentals for the Third Quarter 1999 amounted to $28.0 million or approximately $3.0 million less than in the Prior Year Period. This variance is due to a number of factors set out below.

Arrears...................................................    $1.6 million
AOG.......................................................    $0.8 million
Resets/Restructuring......................................    $0.6 million
                                                            --------------
Total.....................................................    $3.0 million
                                                            ==============

     2) Other Cash Received. Other Cash Received in the Third Quarter 1999 amounted to an inflow of $0.4 million, compared to $0.5 million received in the Prior Year Period. This $0.4 million consisted of a settlement received of $0.2 million, relating to the repossession of three aircraft from two former lessees in 1998 and also an amount of $0.2 million received from a former lessee in respect of redelivery expenses. Other cash received of $0.5 million in the Prior Year Period consists mainly of an amount of $0.4 million paid by ILFC, the Servicer, in respect of a lease rental guarantee on one aircraft.

     3) Security Deposits. A security deposit received in the Third Quarter 1999 relates to a former lessee, based in Brazil, whose lease terminated early. See "Section V -- Recent Developments". No security deposits were drawn down in the Prior Year Period.

     4) Repossession Costs. Repossession Costs for the Third Quarter 1999 amounted to an inflow of $0.1 million compared to an outflow of $0.3 million in the Prior Year Period. The inflow of $0.1 million in the Third Quarter 1999 relates to the difference between a cash accrual of $0.6 million that was set aside for payment of expenses and actual expenses paid of $0.5 million. The actual costs paid in the Third Quarter 1999 related mainly to expenses incurred as a result of the Guyana Airways early termination. The outflow of $0.3 million in the Prior Year Period relates to the difference between a cash accrual of $0.1 million that was set aside for payment of expenses and actual expenses paid of $0.4 million. Costs incurred related to the repossession of three aircraft from two lessees in April 1998.

     5) Net Lease Rentals. Actual Net Lease Rentals in the Third Quarter 1999 were $29.6 million, $1.5 million less than achieved in the Prior Year Period due primarily to lower gross lease rentals and other cash received which was partially offset by receipt of a security deposit and lower repossession costs.

     6) Net Maintenance. In the Third Quarter 1999, net maintenance amounted to an inflow of $0.6 million, compared to a net maintenance inflow of $2.1 million in the Prior Year Period. This variance of $1.5 million was due primarily to higher maintenance expenses in 1999 that were partially offset by higher maintenance receipts in 1999.

     7) Interest Received. Actual interest received for the Third Quarter 1999 was $0.5 million, compared to $0.8 million received in the Prior Year Period. The difference is due to a combination of two factors. Firstly, the higher interest earned in the 1998 period was due primarily to a larger cash balance held on deposit in the Aircraft Purchase Account to fund the acquisition of two aircraft that had not yet been delivered. This cash in the Aircraft Purchase Account was used to purchase an aircraft in May 1998 and the balance was distributed to Noteholders in June 1998. Secondly, the average reinvestment rate for the Prior Year Period was 5.47%, compared to an average reinvestment rate of 4.93% in the Third Quarter 1999.

SECTION B -- CASH EXPENSES

     "Total Cash Expenses" consists of Cash Operating Expenses and Selling, General and Administrative Expenses.

     1) Cash Operating Expenses includes any insurance, re-leasing and other aircraft operating costs paid and/or accrued by the MSAF Group in the course of the business activities permitted to be conducted by it under the Indenture.

     Insurance, re-leasing and other costs. Insurance, re-leasing and other costs amounted to $0.1 million in the Third Quarter 1999. This compared to $0.4 million in the Prior Year Period. The actual costs paid in the Third Quarter 1999 consisted of the quarterly premium for contingent insurance coverage for the portfolio and also insurance costs associated with repossession events that occurred in 1998. Actual costs in the Prior Year Period were $0.4 million and related primarily to re-leasing.

     2) Selling, General and Administrative Expenses (SG&A) include all fees paid to the Aircraft Servicer, Administration Agent, Independent Trustees and other miscellaneous service providers. Total SG&A costs for the Third Quarter 1999 were approximately $2.0 million compared to $1.5 million in the Prior Year Period. This difference is due to a combination of the factors set out below.

     Servicer fees. Fees paid to ILFC, as Servicer, during the Third Quarter 1999 were $1.3 million, an increase of $0.4 million over the Prior Year Period. The increase in the fee over the Prior Year Period is primarily due to a step-up in the Base fee from $83k per month in 1998 to $167k per month in 1999. This was offset by lower rent collected fees paid due to lower rentals collected.

     Other Service provider fees and Overhead. The total expenses for Other Service provider fees and Overhead was $0.7 million for the Third Quarter 1999, versus $0.6 million for the Prior Year Period, a variance of $0.1 million. While the Administration Agent's fee was lower in the Third Quarter 1999, (in direct proportion to the lower gross lease rental line), other service provider fees were higher than in the Prior Year Period. This was due to a number of payments including the registration with the Securities and Exchange Commission ("SEC"), 1998 year-end audit, legal fees and annual listing fees for the Notes.

SECTION C -- INTEREST PAYMENTS (NET OF SWAP PAYMENTS)

     Interest Payments (net of Swap Payments). Actual interest payments to Noteholders, net of swap effects, were $16.4 million in the Third Quarter 1999, compared to $17.8 million in the Prior Year Period. This variance of $1.8 million is due to lower principal balances outstanding on the A-2 and B-1 Notes.

     EXCEPTIONAL ITEM

     Exceptional Item. Total proceeds of $27.1 million received as a result of the non-delivery of one aircraft were recorded as an exceptional item in the Prior Year Period.

SECTION D -- PRINCIPAL PAYMENTS

     Principal Payments. Total Principal Payments in the Third Quarter 1999, were $12.1 million, which is $29.3 million lower than in the Prior Year Period. The higher distribution in the Prior Year Period was as a result of the return to the Noteholders of the proceeds from the non-delivery of the aircraft ($27.1 million) and higher Net Cash Collections ($2.2 million).

IV OTHER FINANCIAL DATA

     An analysis of the cash performance to August 16, 1999 is shown in Appendix D.

     CASH

     Cash held at August 16, 1999 was $30.2 million. This includes $25.0 million that represents the cash portion of the Liquidity Reserve Amount. This is a source of liquidity for, among other things, maintenance obligations, security deposit return obligations, and cash operating expenses and contingent liabilities. The remainder of $5.2 million represents accrued expenses and is held in the Expense Account to cover primarily maintenance expenses but also operating expenses expected to fall due in the next quarter.

     In addition to the $30.2 million cash balance held at August 16, 1999 the Liquidity Reserve Amount also contained a credit and liquidity facility from Morgan Stanley Dean Witter & Co. and ILFC for $40.0 million. This facility was not drawn upon in the Third Quarter 1999.

     AIRCRAFT VALUES

     Under the terms of the Notes, MSAF Group is obliged to obtain new appraisals of the Base Value of each aircraft from three independent appraisers each year. The annual appraisal must be delivered to the Trustee no later than October 31 of each year. The most recent annual appraisal was as of September 30, 1998 and the next appraisal is due to be delivered to the Trustee no later than October 31, 1999. Details of the most recent appraisal, dated September 30, 1998, are shown in Appendix A.

     The actual appraised value of the fleet, as at September 30, 1998 was $1,029.4 million versus an assumed value of $1,058.3 million as at November 17, 1998. Generally, where the appraisals indicate a Base Value decline significantly in excess of the value decline assumed under the terms of the Notes, excess cash flow is redirected to the extent required to the Class A Notes via the Class A Scheduled Principal Payment Amount. As the decline in value was within the limits permitted by the Indenture, there was no requirement to redirect cash flow to the Class A Notes.

     A-D NOTE BALANCE

     As of August 16, 1999, the aggregate amount of Class A-D Notes outstanding was $946.9 million, approximately $12.1 million lower than assumed due to higher than assumed principal repayments with respect to the Class A-2 Notes.

V RECENT DEVELOPMENTS

     ACQUISITION OF ADDITIONAL AIRCRAFT

     MSAF Group advises that it intends to acquire a portfolio of 28 commercial jet aircraft from certain subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW"). MSDW acquired two Fokker-50 aircraft from an affiliate of GE Capital Corporation on March 19, 1999 and agreed to acquire 26 aircraft from ILFC on August 6, 1999. MSAF Group intends to finance this acquisition by issuing additional notes.

     LEASING ACTIVITY IN THE THIRD QUARTER 1999

     In the Third Quarter 1999 there were no scheduled re-leasing events. One lease that was scheduled to expire in April 2003 terminated early. No aircraft were placed on lease during the quarter. As at October 1,

1999 MSAF Group owned 33 aircraft assets; 32 aircraft and an engine. 31 of the aircraft and the engine were on lease to 28 lessees in 19 countries. One aircraft, a B747-300B was AOG and non-revenue earning.

     TABLE 1

                                                              # AIRCRAFT
                                                              ----------
Fleet size*.................................................      33
Scheduled terminations......................................       0
Unscheduled terminations....................................       1
                                                                 ---
Total terminations..........................................       1
Aircraft placed on lease this quarter.......................       0
                                                                 ---
Aircraft on Ground (AOG) October 1, 1999....................       1
Average remaining term to lease expiry (months).............      48
Aircraft coming off lease during 12 month period ending
  October 1, 2000...........................................       2
% of fleet coming off lease during 12 month period ending
  October 1, 2000...........................................     4.9%
                                                                 ===

---------------

* includes engine

     As of October 1, 1999, two aircraft, equating to 4.9% of the portfolio by appraised value at September 30, 1998, will come off lease within 12 months. A Letter of Intent has been signed for one of these aircraft. The average remaining term to lease expiry (weighted by appraised value at September 30, 1998) for the entire fleet was 48 months as of October 1, 1999.

     LESSEE DIFFICULTIES

     TABLE 2

                                                                         RESTRUCTURED    FORMER LESSEE
                                                      CURRENT ARREARS      ARREARS          ARREARS
                                                      ---------------    ------------    -------------
# lessees.........................................        6                  2               3
Days over due.....................................        51                NA              NA
Arrears ($ m).....................................      $3.2 m            $0.1 m          $4.4 m
Security deposits.................................      $2.8 m              NA              NA

     As of October 1, 1999 six lessees were in arrears. The seven aircraft on lease to these lessees represented 18.3% of the portfolio by appraised value at September 30, 1998. The total amount of rental payments, maintenance reserves and other amounts due under the leases (excluding restructured arrears) was $3.2 million. We hold security deposits of $2.8 million against these arrears. The weighted average number of days past due of such arrears was 51 days.

     Two of the six lessees, both based in Brazil, have restructured their arrears. See "Latin America (Emerging)" below. In the case of one lessee, representing 2.1% of the portfolio by appraised value at September 30, 1998, the total rental payments, maintenance reserves and other amounts owed at March 24, 1999, the date of the restructuring, was $0.5 million. Under the restructuring, this amount is due to be repaid in full by February 2000. At October 1, 1999, $0.1 million of restructured arrears were due and unpaid.

     In the case of the other lessee, representing 2.9% of the portfolio by appraised value at September 30, 1998, the total rental payments, maintenance reserves and other amounts owed at August 18, 1999, the date of the restructuring, was $3.5 million. The total arrears restructured, including default interest, was $3.7 million. The restructured amounts were capitalized and added to the lessee's Conditional Sale Agreement loan balance, with an extension to the term of the loan.

     In addition, as of October 1, 1999 an aggregate of $4.4 million (net of security deposits) was owed to MSAF Group from three of its former lessees. $3.8 million of this aggregate relates to a single Brazilian lessee.

In two cases, MSAF Group has re-leased the aircraft to other carriers. The third aircraft is off lease undergoing maintenance work prior to re-marketing to a new lessee. See "Latin America (Emerging)" below.

     REGIONAL ANALYSIS OF CURRENT ARREARS

     The categorization of countries into geographical regions, Developed Markets, Emerging Markets and Other is determined using Morgan Stanley Capital International, Inc. ("MSCI") designations. A regional analysis of current arrears is shown in Table 3 below.

     TABLE 3

                                                                                                  CURRENT
                                REGION                   # COUNTRIES   # AIRCRAFT   # LESSEES   ARREARS $M
                                ------                   -----------   ----------   ---------   -----------
Developed.....................  Europe                        1             1           1           0.4
                                North America                 1             2           1           0.5
Emerging......................  Europe and Middle East        1             1           1           0.7
                                Asia                          0             0           0           0.0
                                Latin America                 1             2           2           1.6
Other.........................  Other                         1             1           1           0.0
                                                             --            --          --           ---
TOTAL ARREARS.................                                5             7           6           3.2
                                                             ==            ==          ==           ===

     LATIN AMERICA (EMERGING)

     MSAF Group currently leases 11.4% of the portfolio in Latin America (6.4% in Mexico and 5.0% in Brazil) by appraised value at September 30, 1998. Two of the six current lessees in arrears are based in Latin America.

     Brazil has experienced significant downturns in its economy and financial markets, with large decreases in financial asset prices and, since it devalued its currency on January 13, 1999, dramatic decrease in the value of its currency.

     One current lessee, whose lease is a conditional sale agreement, has been in arrears since September 1998. After protracted negotiations with ILFC, the lessee agreed to a restructuring of its arrears balance. The total rental payments, maintenance reserves and other amounts owed at August 18, 1999, the date of the restructuring, was $3.5 million. The total amount restructured, including default interest, was $3.7 million. The restructured amounts were capitalized and added to the lessee's conditional sale agreement loan balance, with an extension to the term of the loan. At October 1, 1999, $0.4 million of arrears were due and unpaid. This aircraft is an A310-300 and represented 2.9% of the portfolio by appraised value at September 30, 1998.

     The arrearage of the second current Brazilian lessee was restructured in March 1999. The total rental payments, maintenance reserves and other amounts owed at the date of the restructuring was $0.5 million. Under the restructuring, this amount is due to be repaid in full by February 2000. At October 1, 1999, $0.1 million of restructured arrears and $1.2 million of current arrears were due and unpaid. We hold a security deposit of $0.7 million against the current arrears. This aircraft is a B737-300 and represented 2.1% of the portfolio by appraised value at September 30, 1998.

     A former Brazilian lessee has recently negotiated an early termination of its lease of a B747-300 aircraft that was scheduled to expire in April 2003. The total amount of rental payments and maintenance reserves due under this lease (net of security deposit of $1.0 million) to July 1999, the date of the termination agreement, was $3.8 million. The former lessee, under the provisions of an interest bearing repayment note for $10.8 million, will repay arrears of $4.8 million (excluding security deposit) and approximately $6.0 million for certain maintenance and downtime costs over the next eight years.

     The aircraft is currently undergoing maintenance, which is scheduled for completion in February 2000, prior to re-leasing. It is likely that the aircraft will be non-revenue earning for several months as re-leasing may be difficult because the market for this aircraft type is currently weak. The former lessee will bear the cost of storing and insuring the aircraft until May 2000 (or earlier if the Servicer can secure a new lessee). This aircraft represents approximately 6.1% of the portfolio by appraised value at September 30, 1998.

     EUROPE AND MIDDLE EAST (EMERGING)

     MSAF Group currently leases 9.0% of the portfolio by appraised value at September 30, 1998 in the Europe and Middle East region. One of the six current lessees in arrears is based in Europe and Middle East. At October 1, 1999, the total rental and maintenance arrears owed by this lessee was $0.7 million. This aircraft, an A321-100, represented 4.3% of the portfolio by appraised value at September 30, 1998.

     ASIA (EMERGING)

     MSAF Group leases 13.0% of the portfolio by appraised value at September 30, 1998 in the Asia Region. As of October 1, 1999, none of these lessees were in arrears.

     EUROPE (DEVELOPED)

     MSAF Group currently leases 31.6% of the portfolio by appraised value at September 30, 1998 in the Europe (Developed) region. One of the six current lessees in arrears is based in the Europe (Developed) region.

     At October 1, 1999, the total rental and maintenance arrears owed by this lessee was $0.4 million. We hold security deposits of $0.1 million for this lessee. This aircraft, an A320-200, represented approximately 3.1% of the portfolio by appraised value at September 30, 1998.

NORTH AMERICA (DEVELOPED)

     MSAF Group currently leases 12.8% of the portfolio by appraised value at September 30, 1998 in the North America (Developed) region. One of the six current lessees in arrears is based in the North America (Developed) region. As of October 1, 1999, the total rental and maintenance arrears owed by this lessee was $0.5 million. We hold security deposits of $0.8 million for this lessee. The two aircraft on lease to this lessee represented 3.8% of the portfolio by appraised value at September 30, 1998.

OTHER

     MSAF Group currently leases 16.1% of its portfolio by appraised value at September 30, 1998 in the "Other" region. One of the six current lessees in arrears is based in the "Other" region. At October 1, 1999, the total rental and maintenance arrears owed by this lessee was $0.1 million. We hold security deposits of $0.5 million for this lessee. This aircraft, a B737-300, represented 2.1% of the portfolio by appraised value at September 30, 1998.

     On April 2, 1999, a lease with Guyana Airways was terminated by agreement with rental arrears of $1.3 million. Guyana made a payment of $3.0 million to MSAF Group in settlement of its arrears and maintenance obligations. The estimated costs of maintenance work and redelivery are likely to be in excess of the settlement amount received. The aircraft was re-leased to National Airlines, a U.S. carrier, in June 1999. This aircraft, a B757-200ER represented 3.3% of the portfolio by appraised value at September 30, 1998.

PROPOSED AIRWORTHINESS DIRECTIVE

     On August 11, 1999 the United States Federal Aviation Administration issued a Notice of Proposed Rule Making ("NPRM") relating to fire safety standards in certain types of aircraft. As proposed, the resulting Airworthiness Directive ("AD") would require operators of those aircraft to replace the current fire insulation blankets. MSAF Group cannot determine whether this NPRM will result in an AD. If the NPRM results in an AD, MSAF Group's one MD-82 and two MD-83's aircraft would be affected. Under the relevant leases, all costs of compliance with ADs are obligations of the lessees.

                                                                      APPENDIX A

                        MORGAN STANLEY AIRCRAFT FINANCE

                               PORTFOLIO DETAILS
         ALL AMOUNTS IN THOUSANDS OF US DOLLARS UNLESS OTHERWISE STATED

FIGURES AS OF OCTOBER 1, 1999

                                                                                                                   30-SEP-98
                                                                                                                   ADJUSTED
                    COUNTRY OF                                                ENGINE        SERIAL     DATE OF       BASE
REGION(1)           CURRENT LESSEE   CURRENT LESSEE       AIRCRAFT TYPE    CONFIGURATION    NUMBER   MANUFACTURE   VALUE(2)
---------           --------------   --------------       -------------   ---------------   ------   -----------   ---------
1 Europe..........  France           Air Liberte          MD-83           JT8D-219          49822      Dec-88         19,433
2 (Developed).....  France           l'Aeropostale        B737-300        CFM 56-3C1        23788      May-87         21,420
3.................  Greece           Olympic Airways      B737-400        CFM 56-3C1        25371      Jan-92         27,137
4.................  Netherlands      KLM                  engine          CF6-80C2B6F       704279     Jun-95          5,593
5.................  Netherlands      Transavia            B737-300        CFM 56-3C1        27635      May-95         29,863
6.................  Ireland          TransAer             A320-200        V2500-A1            414      May-93         31,503
7.................  Norway           Braathens Airways    B737-500        CFM 56-3B1        25165      Apr-93         20,860
8.................  UK               Britannia            B767-200ER      CF6-80A           23807      Aug-87         36,390
9.................  UK               Caledonian Airways   A320-200        V2500-A1            393      Feb-93         31,310
10................  UK               Air 2000             B767-300ER      CF6-80C2B6F       26256      Apr-93         67,767
11................  UK               Flying Colours       B757-200ER      RB211-535-E4-37   24367      Feb-89         34,870
SUB-TOTAL.........
12 North America..  USA              Alaska Airlines      B737-400        CFM 56-3C1        25104      May-93         28,210
13 (Developed)....  USA              TWA                  MD-83           JT8D-219          49824      Mar-89         20,423
14................  USA              TWA                  MD-82           JT8D-217C         49825      Mar-89         18,270
15................  USA              National Airlines    B757-200ER      RB211-535-E4      24260      Dec-88         33,953
16................  Canada           Canadian Airlines    A320-200        V2500-A1            279      Feb-92         30,467
SUB-TOTAL.........
17 Europe            Hungary         Malev                F-70            TAY MK620-15      11564      Dec-95         15,627
18 and Middle
  East............  Hungary          Malev                F-70            TAY MK620-15      11565      Feb-96         16,353
19 (Emerging).....  Hungary          Malev                F-70            TAY MK620-15      11569      Mar-96         16,460
20................  Turkey           Air Alfa             A321-100        V2530-A5            597      May-96         44,623
SUB-TOTAL.........
21 Asia...........  Korea            Asiana               B767-300        CF6-80C2B6F       24798      Oct-90         56,127
22 (Emerging).....  Taiwan           China Airlines       A300-600R       PW 4158             555      Mar-90         50,720
23................  China            China Hainan         B737-300        CFM 56-3C1        26295      Dec-93         26,783
SUB-TOTAL.........
24 Latin America..  Brazil           Passaredo            A310-300        JT9D-7R4E1          437      Nov-86         30,183
25 (Emerging).....  Brazil           VASP                 B737-300        CFM 56-3B2        24299      Nov-88         21,407
26................  Mexico           Aero Mexico          B757-200ER      PW 2037           26272      Mar-94         42,727
27................  Mexico           TAESA                B737-400        CFM 56-3B2        24234      Oct-88         22,340
SUB-TOTAL.........


                    % OF    REGION
REGION(1)           TOTAL     %
---------           -----   ------
1 Europe..........  1.9%
2 (Developed).....  2.1%
3.................  2.6%
4.................  0.6%
5.................  2.9%
6.................  3.1%
7.................  2.0%
8.................  3.5%
9.................  3.0%
10................  6.6%
11................  3.4%
SUB-TOTAL.........           31.6%
12 North America..  2.7%
13 (Developed)....  2.0%
14................  1.8%
15................  3.3%
16................  3.0%
SUB-TOTAL.........           12.8%
17 Europe           1.5%
18 and Middle
  East............  1.6%
19 (Emerging).....  1.6%
20................  4.3%
SUB-TOTAL.........            9.0%
21 Asia...........  5.5%
22 (Emerging).....  4.9%
23................  2.6%
SUB-TOTAL.........           13.0%
24 Latin America..  2.9%
25 (Emerging).....  2.1%
26................  4.1%
27................  2.2%
SUB-TOTAL.........           11.4%

                                                                                                                   30-SEP-98
                                                                                                                   ADJUSTED
                    COUNTRY OF                                                ENGINE        SERIAL     DATE OF       BASE
REGION(1)           CURRENT LESSEE   CURRENT LESSEE       AIRCRAFT TYPE    CONFIGURATION    NUMBER   MANUFACTURE   VALUE(2)
---------           --------------   --------------       -------------   ---------------   ------   -----------   ---------
28 Other..........  Fiji             Air Pacific          B767-300ER      CF6-80C2B4        26260      Sep-94         68,913
29................  Iceland          IcelandAir           B737-300        CFM 56-3B2        23811      Oct-87         21,423
30................  Oman             Oman Air             A310-300        JT9D-7R4E1          409      Nov-85         25,210
31................  Oman             Oman Air             A310-300        JT9D-7R4E1          410      Nov-85         25,377
32................  Malta            Air Malta            B737-300        CFM 56-3B2        25161      Feb-92         25,020
SUB-TOTAL.........
AOG
33 for Lease......                                        B747-300B       CF6-80C2          24106      Apr-88         62,673
                                                                                                                   ---------
Total.............                                                                                                 1,029,437
                                                                                                                   =========


                    % OF    REGION
REGION(1)           TOTAL     %
---------           -----   ------
28 Other..........  6.7%
29................  2.1%
30................  2.4%
31................  2.5%
32................  2.4%
SUB-TOTAL.........           16.1%
AOG
33 for Lease......  6.1%      6.1%
                    ----    ------
Total.............  100.0%  100.0%
                    ====    ======

---------------

(1) Regions are defined according to MSCI designations.

(2) Adjusted Base Value is the Base Value of each aircraft as per the September 30, 1998 Appraisal

(3) Total Number of Lessees = 28

(4) Total Number of Countries = 19

                                                                      APPENDIX B

                        MORGAN STANLEY AIRCRAFT FINANCE
  COMPARISON OF ACTUAL CASHFLOWS VERSUS ASSUMPTIONS FOR THE THIRD QUARTER 1999
               ALL AMOUNTS IN US DOLLARS UNLESS OTHERWISE STATED

                                                                              QUARTERLY DATA
                                           ------------------------------------------------------------------------------------
                                                                                           % OF ASSUMED GROSS LEASE REVENUES
                                               ACTUAL        ASSUMED*                   ---------------------------------------
MD&A REF                                      TO DATE         TO DATE      VARIANCE       ACTUAL       ASSUMED*      VARIANCE
--------                                   --------------   -----------   -----------   -----------   -----------   -----------
SECTION A   CASH COLLECTIONS
     1      Gross Lease Rentals..........    27,974,801      32,077,095    (4,102,294)        87.2%        100.0%        -12.8%
     2      Other Cash Received..........       410,203               0       410,203          1.3%          0.0%          1.3%
     3      Security Deposits............     1,050,000               0     1,050,000          3.3%          0.0%          3.3%
     4      Repossession Costs...........       129,450      (1,443,469)    1,572,919          0.4%         -4.5%          4.9%
                                            -----------     -----------   -----------   -----------   -----------   -----------
     5      Net Lease Rentals............    29,564,454      30,633,626    (1,069,172)        92.2%         95.5%         -3.3%
            Maintenance Receipts.........     4,809,630               0     4,809,630         15.0%          0.0%         15.0%
            Maintenance Expenses.........    (4,172,425)              0    (4,172,425)       -13.0%          0.0%        -13.0%
                                            -----------     -----------   -----------   -----------   -----------   -----------
     6      Net Maintenance..............       637,205               0       637,205          2.0%          0.0%          2.0%
     7      Interest Received............       467,325         350,238       117,087          1.5%          1.1%          0.4%
                                            -----------     -----------   -----------   -----------   -----------   -----------
            TOTAL CASH COLLECTIONS.......    30,668,984      30,983,864      (314,880)        95.7%         96.6%         -0.9%
SECTION B   CASH EXPENSES
     1      Cash Operating Expenses......
            Insurance, re-leasing and
            other costs..................       (58,524)     (1,122,698)    1,064,174         -0.2%         -3.5%          3.3%
                                            -----------     -----------   -----------   -----------   -----------   -----------
            subtotal.....................       (58,524)     (1,122,698)    1,064,174         -0.2%         -3.5%          3.3%
     2      SG&A
            Servicer Fees................    (1,303,864)     (1,615,951)      312,087         -4.1%         -5.0%         -0.9%
            Other Servicer provider fees
              and Overhead...............      (726,014)       (813,345)       87,331         -2.3%         -2.6%          0.3%
                                            -----------     -----------   -----------   -----------   -----------   -----------
            subtotal.....................    (2,029,878)     (2,429,296)      399,417         -6.4%         -7.6%          1.2%
            TOTAL CASH EXPENSES..........    (2,088,402)     (3,551,994)    1,463,592         -6.6%        -11.1%         -4.5%
SECTION C   INTEREST PAYMENTS (NET OF
            SWAP PAYMENTS)...............   (16,454,882)    (16,672,187)      217,305        -51.3%        -52.0%          0.7%
                                            -----------     -----------   -----------   -----------   -----------   -----------
            TOTAL CASH EXPENSES AND
            INTEREST PAYMENTS............   (18,543,284)    (20,224,181)    1,680,897        -57.9%        -63.1%          5.2%
                                            -----------     -----------   -----------   -----------   -----------   -----------
            NET CASH COLLECTIONS.........    12,125,700      10,759,683     1,366,017         37.8%         33.5%          4.3%
                                            -----------     -----------   -----------   -----------   -----------   -----------
SECTION D   PRINCIPAL PAYMENTS
            A-1..........................             0               0             0          0.0%          0.0%          0.0%
            A-2..........................    11,170,703       9,804,686     1,366,017         34.8%         30.5%          4.3%
            B-1..........................       954,997         954,997             0          3.0%          3.0%          0.0%
            C-1..........................             0               0             0          0.0%          0.0%          0.0%
            D-1..........................             0               0             0          0.0%          0.0%          0.0%
                                            -----------     -----------   -----------   -----------   -----------   -----------
            subtotal.....................    12,125,700      10,759,683     1,366,017         37.8%         33.5%          4.3%
                                            -----------     -----------   -----------   -----------   -----------   -----------
            TOTAL PAYMENTS TO
            NOTEHOLDERS..................    12,125,700      10,759,683     1,366,017         37.8%         33.5%          4.3%
                                            -----------     -----------   -----------   -----------   -----------   -----------
            Beneficial Interest
            Distributions................             0               0             0          0.0%          0.0%          0.0%
                                            ===========     ===========   ===========   ===========   ===========   ===========

---------------
* Assumed Cash Collections and Cash Expenses have been adjusted for non-delivery of an aircraft.

                                                                      APPENDIX C

                        MORGAN STANLEY AIRCRAFT FINANCE

 COMPARISON OF THIRD QUARTER 1999 ACTUAL CASHFLOWS VERSUS THE PRIOR YEAR PERIOD
               ALL AMOUNTS IN US DOLLARS UNLESS OTHERWISE STATED

                                                      THIRD QUARTER 1999   PRIOR YEAR PERIOD
                                                      ------------------   -----------------
                                                          ACTUAL TO            ACTUAL TO        VARIANCE
MD&A REF                                               AUGUST 16, 1999      AUGUST 17, 1998         $
--------                                              ------------------   -----------------   -----------
SECTION A   CASH COLLECTIONS
    1       Gross Lease Rentals.....................      27,974,801           30,894,896       (2,920,095)
    2       Other Cash Received.....................         410,203              541,484         (131,281)
    3       Security Deposits.......................       1,050,000                    0        1,050,000
    4       Repossession Costs......................         129,450             (345,785)         475,235
                                                         -----------          -----------      -----------
    5       Net Lease Rentals.......................      29,564,454           31,090,595       (1,526,141)
            Maintenance Receipts....................       4,809,630            4,281,134          528,496
            Maintenance Expenses....................      (4,172,425)          (2,153,566)      (2,018,859)
                                                         -----------          -----------      -----------
    6       Net Maintenance.........................         637,205            2,127,568       (1,490,363)
    7       Interest Received.......................         467,325              753,847         (286,522)
                                                         -----------          -----------      -----------
            TOTAL CASH COLLECTIONS..................      30,668,984           33,972,010       (3,303,026)
SECTION B   CASH EXPENSES
    1       Cash Operating Expenses
              Insurance, re-leasing and other
                 costs..............................         (58,524)            (346,133)        (287,609)
                                                         -----------          -----------      -----------
            Subtotal................................         (58,524)            (346,133)        (287,609)
    2       SG&A Expenses
            Servicer Fees...........................      (1,303,864)            (907,362)        (396,502)
              Other Servicer provider fees and
                 Overhead...........................        (726,014)            (624,518)        (101,496)
                                                         -----------          -----------      -----------
            Subtotal................................      (2,029,878)          (1,531,880)        (497,998)
                                                                                               -----------
            TOTAL CASH EXPENSES.....................      (2,088,402)          (1,878,013)        (210,389)
SECTION C   INTEREST PAYMENTS (NET OF SWAP
              PAYMENTS).............................     (16,454,882)         (17,785,714)       1,330,832
                                                         -----------          -----------      -----------
            TOTAL CASH EXPENSES AND INTEREST
              PAYMENTS..............................     (18,543,285)         (19,663,727)       1,120,443
                                                         -----------          -----------      -----------
            NET CASH COLLECTIONS....................      12,125,700           14,308,283       (2,182,584)
                                                         -----------          -----------      -----------
            EXCEPTIONAL ITEMS
              Note Distribution for undelivered
                 aircraft...........................                           27,143,085      (27,143,085)
                                                         -----------          -----------      -----------
            CASH COLLECTIONS AVAILABLE FOR
              DISTRIBUTION..........................      12,125,700           41,451,368      (29,325,669)
                                                         -----------          -----------      -----------
SECTION D   PRINCIPAL PAYMENTS
            A-1.....................................               0                    0                0
            A-2.....................................      11,170,703           38,027,196      (26,856,493)
            B-1.....................................         954,997            3,424,172       (2,469,175)
            C-1.....................................               0                    0                0
            D-1.....................................               0                    0                0
                                                         -----------          -----------      -----------
            Subtotal................................      12,125,700           41,451,368      (29,325,668)
                                                                   0
                                                         -----------          -----------      -----------
            TOTAL PAYMENTS TO NOTEHOLDERS...........      12,125,700           41,451,368      (29,325,668)
                                                         ===========          ===========      ===========
            Beneficial Interest Distributions.......               0                    0
                                                         -----------          -----------

                                                                      APPENDIX D

                        MORGAN STANLEY AIRCRAFT FINANCE

            COMPARISON OF ACTUAL TO DATE CASHFLOWS VERSUS PROSPECTUS
               ALL AMOUNTS IN US DOLLARS UNLESS OTHERWISE STATED

                                                                                               % OF ASSUMED GROSS
                                                                                                 LEASE RENTALS
                                              ACTUAL TO        ASSUMED*                   ----------------------------
                                           AUGUST 16, 1999     TO DATE       VARIANCE     ACTUAL   ASSUMED*   VARIANCE
                                           ---------------   ------------   -----------   ------   --------   --------
CASH COLLECTIONS
Gross Lease Rentals......................    171,626,144      188,853,486   (17,227,342)   90.8%    100.0%     -9.1%
Other Cash Received......................      2,563,790                0     2,563,790     1.4%      0.0%      1.4%
Security Deposits........................      4,210,816                0     4,210,816     2.2%      0.0%      2.2%
Repossession Costs -- Actual.............     (1,787,648)      (8,498,407)    6,710,759    -0.9%     -4.5%      3.6%
Repossession Costs -- Accrued............        (45,015)               0       (45,015)    0.0%      0.0%      0.0%
                                            ------------     ------------   -----------   ------    ------     -----
Net Lease Rentals........................    176,568,087      180,355,079    (3,786,992)   93.5%     95.5%     -2.0%
Maintenance Receipts.....................     24,994,506                0    24,994,506    13.2%      0.0%     13.2%
Maintenance Expenses -- Actual...........    (11,453,519)               0   (11,453,519)   -6.1%      0.0%     -6.1%
Maintenance Expenses -- Accrued..........     (4,958,983)               0    (4,958,983)   -2.6%      0.0%     -2.6%
                                            ------------     ------------   -----------   ------    ------     -----
Net Maintenance..........................      8,582,004                0     8,582,004     4.5%      0.0%      4.5%
Interest Received........................      3,349,796        2,031,533     1,318,263     1.8%      1.1%      0.7%
                                            ------------     ------------   -----------   ------    ------     -----
Total Cash Collections...................    188,499,887      182,386,612     6,113,275    99.8%     96.6%      3.2%
CASH EXPENSES
Cash Operating Expenses
  Insurance, re-leasing and other costs
    -- Actual............................     (1,647,148)      (6,609,872)    4,962,724    -0.9%     -3.5%      2.6%
  Insurance, re-leasing and other costs
    -- Accrued...........................        (94,952)               0       (94,952)   -0.1%      0.0%     -0.1%
                                            ------------     ------------   -----------   ------    ------     -----
subtotal.................................     (1,742,100)      (6,609,872)    4,867,772    -1.1%     -3.5%      2.5%
SG&A
  Servicer Fees..........................     (6,997,669)      (8,057,504)    1,059,835    -3.7%     -4.3%      0.6%
  Other Servicer provider fees and
    Overhead -- Actual...................     (3,852,129)      (4,725,166)      873,037    -2.0%     -2.5%      0.5%
  Other Servicer provider fees and
    Overhead -- Accrued..................        (93,472)               0       (93,472)    0.0%      0.0%      0.0%
                                            ------------     ------------   -----------   ------    ------     -----
subtotal.................................    (10,943,270)     (12,782,670)    1,839,400    -5.7%     -6.8%      1.0%
TOTAL CASH EXPENSES......................    (12,685,370)     (19,392,542)    6,707,172    -6.7%    -10.3%      3.6%
INTEREST PAYMENTS (NET OF SWAP
  PAYMENTS)..............................    (99,830,072)     (99,177,837)     (652,235)  -52.9%    -52.5%     -0.4%
                                            ------------     ------------   -----------   ------    ------     -----
TOTAL CASH EXPENSES AND INTEREST
  PAYMENTS...............................   (112,515,442)    (118,570,379)    6,054,937   -59.6%    -62.8%      3.2%
                                            ------------     ------------   -----------   ------    ------     -----
NET CASH COLLECTIONS.....................     75,984,445       63,816,233    12,168,212    40.2%     33.8%      6.4%
                                            ------------     ------------   -----------   ------    ------     -----
EXCEPTIONAL ITEMS
Note Distribution for undelivered
  aircraft...............................     27,143,085       27,143,085             0    14.4%     14.4%      0.0%
                                            ------------     ------------   -----------   ------    ------     -----
CASH COLLECTIONS AVAILABLE FOR
  DISTRIBUTION...........................    103,127,530       90,959,318    12,168,212    54.6%     48.2%      6.4%
                                            ------------     ------------   -----------   ------    ------     -----
Principal Payments
A-1......................................              0                0             0     0.0%      0.0%      0.0%
A-2......................................     95,116,883       82,948,671    12,168,212    50.4%     44.0%      6.4%
B-1......................................      8,010,647        8,010,647            (0)    4.2%      4.2%      0.0%
C-1......................................              0                0             0     0.0%      0.0%      0.0%
D-1......................................              0                0             0     0.0%      0.0%      0.0%
                                            ------------     ------------   -----------   ------    ------     -----
subtotal.................................    103,127,530       90,959,318    12,168,212    54.6%     48.2%      6.4%
TOTAL PAYMENTS TO NOTEHOLDERS............    103,127,530       90,959,318    12,168,212    54.6%     48.2%      6.4%
                                            ------------     ------------   -----------   ------    ------     -----
Beneficial Interest Distributions........             (0)               0            (0)    0.0%      0.0%      0.0%
                                            ============     ============   ===========   ======    ======     =====

---------------

* Assumed Cash Collections and Cash Expenses have been adjusted for non-delivery of an aircraft.

                                                         COVERAGE RATIOS
                                  -------------------------------------------------------------
                                     CLOSING                 ACTUAL                 ASSUMED*
                                  -------------           -------------           -------------
Cash Collections Available for
 Distribution...................                            103,127,530              90,959,318
Add Back Interest and Swap
 Payments.......................                             99,830,072              99,177,837
Add Back Permitted Accruals.....                              1,600,000                      --
A  NET CASH COLLECTIONS (EXCL.
   INTEREST AND SWAP PYMTS).....                            204,557,602             190,137,155
B  Swaps........................                             10,236,989               5,390,403
C  Class A Interest.............                             57,069,644              60,946,652
D  Class A Minimum..............                             15,221,945              22,188,410
E  Class B Interest.............                              8,501,938               8,959,282
F  Class B Minimum..............                              8,010,647               8,010,647
G  Class C Interest.............                             10,071,667              10,005,000
H  Class C Minimum..............                                     --                      --
I  Class D Interest.............                             13,949,833              13,876,500
J  Class D Minimum..............                                     --                      --
K  Class A Scheduled............                                     --                      --
L  Class B Scheduled............                                     --                      --
M  Class C Scheduled............                                     --                      --
N  Class D Scheduled............                                     --                      --
O  Permitted Aircraft
 Modifications..................                              1,600,000                      --
P  Class A Supplemental.........                             79,894,938              60,760,261
                                                          -------------           -------------
TOTAL...........................                            204,557,602             190,137,155
                                                          -------------           -------------
INTEREST COVERAGE RATIO
Class A.........................                                   3.04                    2.87   = a/(b+c)
Class B.........................                                   2.25                    1.95   = a/(b+c+d+e)
Class C.........................                                   1.87                    1.65   = a/(b+c+d+e+f+g)
Class D.........................                                   1.66                    1.47   = a/(b+c+d+e+f+g+h+i)
DEBT COVERAGE RATIO
Class A.........................                                   1.66                    1.47   = a/(b+c+d+e+f+g+h+i+j+k)
Class B.........................                                   1.66                    1.47   = a/(b+c+d+e+f+g+h+i+j+k+l)
Class C.........................                                   1.66                    1.47   = a/(b+c+d+e+f+g+h+i+j+k+l+m)
Class D.........................                                   1.66                    1.47   = a/(b+c+d+e+f+g+h+i+j+k+l+m+n)
LOAN-TO-VALUE RATIOS
Assumed Portfolio Value.........  1,115,510,000                                   1,026,666,885
Adjusted Portfolio Value........                            993,815,944
Liquidity Reserve Amount
Of which -- Cash................     25,000,000              25,000,000              25,000,000
       -- Accrued Expenses......                              5,192,422
       -- Letters of Credit
         held...................     40,000,000              40,003,351              40,003,351
                                  -------------           -------------           -------------
Subtotal........................     65,000,000              70,195,773              65,003,351
Less Lessee Security Deposits...    (20,000,000)            (20,003,351)            (20,003,351)
                                  -------------           -------------           -------------
Subtotal........................     45,000,000              50,192,422              45,000,000
TOTAL ASSET VALUE...............  1,160,510,000           1,044,008,366           1,071,666,885
NOTE BALANCES AS AT 16-AUG-99
Class A.........................    740,000,000   63.8%     644,883,117   61.3%     657,051,329   61.8%
Class B.........................    100,000,000   72.4%      91,989,353   69.9%      91,989,353   70.6%
Class C.........................    100,000,000   81.0%     100,000,000   79.2%     100,000,000   80.2%
Class D.........................    110,000,000   90.5%     110,000,000   89.5%     110,000,000   90.7%
                                  -------------           -------------           -------------
TOTAL...........................  1,050,000,000             946,872,470             959,040,682
                                  -------------           -------------           -------------

---------------
1. Interest Coverage Ratio is equal to Net Cash Collections (excl. interest and swap payments) expressed as a ratio of the interest payable on each subclass of Notes plus the interest and minimum principal payments payable on each subclass of Notes that rank senior in priority of payment to the relevant subclass of Notes.

2. Debt Service Ratio is equal to Net Cash Collections (excl. interest and swap payments) expressed as a ratio of the interest and minimum and scheduled principal payments payable on each subclass of Notes plus the interest and minimum and scheduled principal payments payable on each subclass of Notes that ranks equally with or senior to the relevant subclass of Notes in the priority of payments.

3. Total Asset Value is equal to Total Assumed Portfolio Value plus Liquidity Reserve Amount minus Lessee Security Deposits.

4. Assumed Portfolio Value represents the Initial Appraised Value of each aircraft in the Portfolio multiplied by the Depreciation Factor at Calculation date divided by the Depreciation Factor at Closing date.

5. Adjusted Portfolio Value represents the Base Value of each aircraft in the Portfolio as determined by the most recent Appraisal multiplied by the Depreciation Factor at Calculation date divided by the Depreciation Factor at Closing date.

6. The lower of the Assumed Portfolio Value or 105% of the Adjusted Portfolio Value is used to calculate the principal repayment amounts to Noteholders.