Form 10-K405
period 1999-11-30
MORGAN STANLEY AIRCRAFT FINANCE
filed 2000-02-28
CIK 1059582

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended November 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from           to
                        COMMISSION FILE NUMBER 333-56575
                            ------------------------
                        MORGAN STANLEY AIRCRAFT FINANCE
           (Exact Name of Registrant as specified in trust agreement)
                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

        7359                  MORGAN STANLEY AIRCRAFT FINANCE                     13-3375162
     (SIC Code)                C/O WILMINGTON TRUST COMPANY            (I.R.S. Employer Identification
                                 1100 NORTH MARKET STREET                            No.)
                                    RODNEY SQUARE NORTH
                              WILMINGTON, DELAWARE 19890-0001
                         ATTENTION: CORPORATE TRUST ADMINISTRATION
                                      (302) 651-1000

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

ISSUER                               CLASS                        OUTSTANDING AT FEBRUARY 15, 2000
                                                                                               ONE
MORGAN STANLEY AIRCRAFT FINANCE      BENEFICIAL INTEREST

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        MORGAN STANLEY AIRCRAFT FINANCE

                            FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I
Item 1.           Business....................................................    2
Item 2.           Properties..................................................   30
Item 3.           Legal Proceedings...........................................   30
Item 4.           Submission of Matters to a Vote of Security-Holders.........   30
PART II
Item 5.           Market for Registrants' Common Equity and Related
                  Stockholder Matters.........................................   31
Item 6.           Selected Consolidated Financial Data........................   31
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................   32
Item 7A.          Quantitative and Qualitative Disclosures About Market
                  Risk........................................................   42
Item 8.           Financial Statements and Supplementary Data.................   44
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................   44
PART III
Item 10.          Directors and Executive Officers of the Registrant..........   45
Item 11.          Executive Compensation......................................   52
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management..................................................   52
Item 13.          Certain Relationships and Related Transactions..............   53
PART IV
Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.........................................................   54
Appendix 1.       Cash Analysis of Financial Condition and Results of
                  Operations..................................................  A-1

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Morgan Stanley Aircraft Finance ("MSAF", and together with its subsidiaries, "MSAF GROUP") is a special-purpose statutory business trust formed on October 30, 1997 under the laws of Delaware for an unlimited duration for certain limited purposes. These limited purposes include (1) owning all of the equity interest in MSA I, which owns 31 aircraft and one engine and Aircraft SPC-5, Inc. which owns one aircraft (the "AIRCRAFT-OWNING SUBSIDIARIES") and (2) acquiring, financing, re-financing, owning, leasing, re-leasing, selling, maintaining and modifying the aircraft and any additional aircraft MSAF Group acquires in the future. MSAF Group may also enter into certain hedging contracts as described under "Interest Rate Risk Management", and establish and provide loans or guarantees to, or in respect of, its subsidiaries and any entities that may be established or acquired in the future in connection with acquisitions of additional aircraft. In addition to the Aircraft-Owning Subsidiaries, MSAF has two further direct subsidiaries, Greenfly (Ireland) Limited and Redfly (UK) Limited (the "LEASING SUBSIDIARIES").

     On March 3, 1998 MSAF Group issued $1,050 million of notes due March 15, 2023 (collectively, the "OLD NOTES") in five subclasses -- Subclass A-1, Subclass A-2, Subclass B-1, Subclass C-1 and Subclass D-1. On January 18, 1999, MSAF consummated an exchange offer whereby MSAF Group issued five subclasses of notes due March 15, 2023 (collectively the "NEW NOTES" and together with the Old Notes, the "NOTES") in exchange for each subclass of the issued and outstanding Old Notes. The terms of the New Notes are identical in all material respects to the Old Notes, except that the New Notes are registered under the Securities Act of 1933, as amended. MSAF Group issued the Notes pursuant to an indenture between MSAF and Bankers Trust Company, as trustee (the "TRUSTEE"), dated as of March 3, 1998 (the "INDENTURE").

     MSAF Group's initial portfolio of aircraft assets consists of 32 aircraft and one engine purchased from International Lease Finance Corporation ("ILFC") and the related leases. As of February 15, 2000, 31 of MSAF Group's aircraft and one engine were subject to lease contracts (or in one case, a conditional sale agreement) with 27 lessees based in 19 countries. The aircraft under three of the lease contracts have not been delivered to the respective lessees. In two cases delivery is scheduled for April 1, 2000 and in the other case delivery is scheduled for March 17, 2000. MSAF Group's one off-lease aircraft is subject to a non-binding letter of intent for lease.

     All of the beneficial interest in MSAF Group is currently owned by Morgan Stanley Financing Inc. ("MSF"), a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co. ("MSDW"). MSF may transfer all or a portion of such beneficial interest to related or unrelated third parties in the future.

     Prior to the issuance of the Old Notes, MSAF Group received approximately $920 million in non-interest bearing loans from MSF which were utilized to purchase 31 of MSAF Group's 32 aircraft. At the time of the issuance of the Old Notes, the loans were automatically converted into a beneficial interest and a beneficial interest distribution of approximately $976 million was paid to MSF. This beneficial interest distribution included repayment of the interest free loans and a distribution of approximately $56 million (comprising $21 million in lease rentals accrued to the date of issuance of the Old Notes with the balance representing finance and other charges paid to MSF).

     In connection with the offering and sale of the Old Notes, MSAF Group paid approximately $7.1 million in subscription discounts and commissions to subsidiaries of MSDW.

     There are six trustees of MSAF Group (the "TRUSTEES"). One trustee of MSAF Group is Wilmington Trust Company, the Delaware trustee (the "DELAWARE TRUSTEE"). Three of the six trustees of MSAF Group and one alternate trustee (the "CONTROLLING TRUSTEES") are officers of affiliates of MSDW. Two trustees (the "INDEPENDENT TRUSTEES") are independent from MSDW and are only permitted to vote in trustee meetings on certain significant decisions relating to insolvency proceedings. One of the Independent Trustees is a partner of Shearman & Sterling, a law firm that regularly provides legal services to MSDW and its affiliates. The controlling or independent trustees or directors, as applicable, of each Subsidiary are the same persons as the

Controlling Trustees and the Independent Trustees, unless otherwise required by any provisions of local law mandating a particular citizenship for trustees or directors. Neither MSAF Group nor any of the Aircraft-Owning Subsidiaries has any employees or executive officers. Accordingly, the Trustees rely upon various service providers, including affiliates of MSDW, for all asset servicing, executive and administrative functions pursuant to the respective service provider agreements. Transactions or proceedings relating to certain insolvency proceedings of MSAF Group may only be approved by a unanimous vote of all the Controlling Trustees and Independent Trustees.

     MSAF Group's registered office is located at 1100 North Market Street, Rodney Square North, Wilmington, Delaware 19890-0001 care of Wilmington Trust Company, attention: Corporate Trust Administration and its telephone number is 1-302-651-1000.

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

NO SECURITY INTEREST IN AIRCRAFT

     Neither the Trustee, the security trustee acting on behalf of the holders of the Notes (the "NOTEHOLDERS") and each other secured creditor nor any Noteholder has any security interest, mortgage, charge or other similar interest in any aircraft. If there is an event of default, they will not be able to sell the aircraft to repay the Notes or exercise similar remedies which they would have if they had a security interest in the aircraft. MSAF Group has, however, pledged to the security trustee as security for MSAF Group's various obligations (including under the Notes), 100% of the equity in our subsidiaries, the interests of all MSAF Group members in the leases, any intercompany loans from MSAF Group to our subsidiaries, any cash contained in the accounts and investments made with our cash balances.

NO EXECUTIVE MANAGEMENT -- RELIANCE ON THIRD PARTIES TO MANAGE OUR BUSINESS

     We have no executive management resources of our own. We therefore rely on several service providers for the leasing and re-leasing of the portfolio and all other executive and administrative responsibilities. If these service providers do not perform their contractual obligations to us, our operations may suffer and we may not be able to repay the Notes. We can give no assurance that we will continue our arrangements with these service providers or that the service providers will continue their relationship with us until the Notes are paid in full. If a service provider resigns or we terminate its appointment, we may be unable to find suitable replacement service providers that we can engage on suitable terms. Additionally, our appointment of replacement service providers may cause a lowering or withdrawal of the ratings on the Notes. You should refer to "Management of MSAF Group -- The Servicer"; and "Management of MSAF Group -- Corporate Management" for detailed information on the responsibilities delegated to service providers.

CONFLICTS OF INTEREST OF ILFC

     ILFC acts as servicer for our portfolio and as such performs certain services including marketing our current portfolio for lease or sale and monitoring lessee compliance with lease terms. ILFC, however, manages a large aircraft portfolio for itself and others and for that reason, it may face conflicts of interest in managing and marketing our aircraft for re-lease or sale. The aircraft it manages for others may compete with our portfolio when they are being marketed for re-lease or sale. ILFC also arranges aircraft financings and lease transactions and advises many airlines (including some lessees and potential lessees). If ILFC cannot resolve a conflict of interest, the conflict could have an adverse effect on our ability to manage, re-lease or sell the portfolio. In that case, we may be unable to make the required payments on the Notes.

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

     Aircraft values and lease rates depend on various factors that are outside our control. Such factors include, but are not limited to:

     -  manufacturer production levels and prices for new aircraft;

     -  general economic conditions affecting lessee operations;

     -  used aircraft supply;

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

     -  manufacturer production levels and prices for new aircraft;

     -  manufacturers merging or leaving the aircraft industry;

     -  maintenance and operating history of the aircraft;

     -  number of operators using a type of aircraft;

     - legal or regulatory requirements that prevent an aircraft from being re-leased or sold in the condition that it is in; and

     -  the discovery of manufacturing defects in an aircraft model.

     The value of specific aircraft and the cost of after-market support may also depend on the condition of the manufacturer. Current competition between The Boeing Company ("BOEING") and Airbus Industrie G.I.E. ("AIRBUS") is also a threat to aircraft values. Boeing and Airbus have increased production to an amount substantially above the long-term requirement implied by industry forecasts. If production is maintained at this level the increased supply of new aircraft may depress used aircraft values and lease rates (especially in regions such as Asia where there has been an oversupply of aircraft). This development could cause a decrease in our cash flows and adversely affect our ability to make payments on the Notes.

ACTUAL MARKET VALUE MAY BE LESS THAN APPRAISED VALUE

     Appraised values for aircraft do not necessarily reflect the market value we could obtain for aircraft at a specific time. Appraised values are based on the assumption that there is an "open, unrestricted stable market environment with a reasonable balance of supply and demand". As we describe above, the aircraft market is not always stable and there may be supply and demand imbalances at any one time, especially for specific aircraft types. At the high point in a cycle, the current market value of some aircraft may be at or above their appraised value while the current market value of others may be significantly less than their appraised values. At a low point in the industry cycle, the current market value of most aircraft types is likely to be less (and in many cases, much less) than appraised base values. For these reasons, you should not rely only on appraised values as an indication of the price that we could obtain if we sold an aircraft.

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

RISKS RELATING TO ACQUISITION OF ADDITIONAL AIRCRAFT

     We may acquire additional aircraft in the future. The cash flows derived from such additional aircraft, together with the cash flows generated by the aircraft in our portfolio, are expected to be the primary source of payment of interest, principal and premium, if any, on the Notes, as well as any new notes issued in connection with the financing of additional aircraft purchases. ILFC is not obligated to act as servicer with respect to any additional aircraft we may acquire. We may need to procure additional servicing arrangements with respect to any additional aircraft we acquire, and we cannot assure that any additional servicing arrangements will be with ILFC or on similar terms to the servicing agreement with ILFC.

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

LESSEE PURCHASE OPTIONS MAY BE EXERCISED AT PRICES BELOW NOTE TARGET PRICE FOR SUCH AIRCRAFT

     As of February 15, 2000, six lessees had outstanding options to purchase a total of eight aircraft (representing 27.01% of the portfolio by appraised value at November 30, 1999). There is a risk that lessees could exercise these options and, in particular, at a time when the exercise prices are below the Note target price for the aircraft being purchased. Any exercise of such options will affect the amount and timing of principal payments on the Notes.

RISKS RELATING TO AIRCRAFT LIENS

     Liens may attach to the aircraft in the course of their operation. These liens may impair our ability to repossess, re-lease or sell the aircraft. Liens which secure the payment of airport taxes, customs duties, air navigation charges (including charges imposed by agencies regulating access to air space, such as Eurocontrol), landing charges, crew wages, repairer's charges or salvage attach to the aircraft in the normal course of operation. The amounts which the liens secure may be substantial and may exceed the value of the aircraft against which the lien is asserted. In some jurisdictions, a holder of aircraft liens may have the right to detain, sell or cause the forfeiture of the aircraft. The lessees may not comply with their obligations under the leases to discharge liens arising during the terms of the leases.

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

LEASING RISKS

     WE MAY NOT BE ABLE TO RE-LEASE AIRCRAFT

     We may not be able to re-lease the aircraft upon expiration of the leases without incurring significant downtime or without adverse effect on the rental rates that we are able to obtain, especially during any period of downturn in demand for aircraft on operating lease. If we cannot re-lease the aircraft we may not have enough cash to make payments on the Notes. Even if we can re-lease the aircraft we may be unable to receive favorable rental rates, especially if there is reduced demand for aircraft on operating lease. Our ability to re-lease aircraft and obtain acceptable lease payments and terms may suffer because of:

     -  economic conditions affecting the airline industry,

     -  the supply of competing aircraft and demand for particular types,

     -  lessor competition, and

     -  restrictions on our re-leasing flexibility under the Indenture.

     The number and types of aircraft that we must place with lessees because of lease expirations through November 30, 2004 are presented in the table below, which shows the years in which the leases are contracted to expire, assuming that (1) an existing non-binding letter of intent for lease, for one of our aircraft which is currently off-lease, results in a lease agreement in accordance with its terms, (2) no lease terminates prematurely and (3) there are no sales of aircraft or purchases of additional aircraft. See "-- Risks Relating to Acquisition of Additional Aircraft" above and "-- Lease Termination and Aircraft Repossession" below. We will need to re-lease more aircraft if any aircraft become available through premature terminations of leases.

          MSAF GROUP LEASE PLACEMENT REQUIREMENT AT FEBRUARY 15, 2000

                                                                  YEAR ENDING NOVEMBER 30,
                                                            ------------------------------------
AIRCRAFT TYPE                                               2000    2001    2002    2003    2004
-------------                                               ----    ----    ----    ----    ----
A310....................................................     --      --      --       2      --
A320....................................................     --      --      --       2      --
A321....................................................     --      --      --       1      --
B737....................................................     --       4       1       4       1
B747....................................................     --      --      --       1      --
B767....................................................      1      --      --       1      --
F70.....................................................     --      --      --      --       3
MD82....................................................     --      --      --      --       1
MD83....................................................     --       1      --      --      --
Engine..................................................     --      --       1      --      --
                                                            ---     ---     ---     ---     ---
  Totals................................................      1       5       2      11       5
                                                            ===     ===     ===     ===     ===

     As illustrated by the table above, over the next five years we will be required to re-lease 23 of the aircraft and 1 engine, representing 62.11% of the portfolio by appraised value at November 30, 1999.

     LESSEES MAY NOT PERFORM REQUIRED MAINTENANCE

     The standards of maintenance observed by our lessees and the condition of the aircraft at the time of sale or lease may affect future values and rental rates from our aircraft. Under the leases, the lessee has the main responsibility to maintain the aircraft and to comply with all applicable governmental requirements. Some lessees may experience periodic difficulties in meeting their maintenance obligations resulting from adverse environmental conditions or financial and labor difficulties. If a lessee fails to perform required or recommended maintenance on an aircraft, the aircraft may be grounded and we may incur substantial costs to restore the aircraft to an acceptable maintenance condition before sale or re-lease. If our lessees do not perform their obligation to maintain the aircraft, we may have to fund maintenance work on the aircraft. Because our maintenance costs are expenses that rank senior to payments on the Notes, we may be unable to make payments on the Notes if our maintenance costs were to become sufficiently large. In other cases, we may have an obligation to reimburse the lessee or pay some or all of the cost of aircraft maintenance. Our cash resources may not be sufficient both to fund maintenance requirements and to make payments on the Notes, especially as the aircraft age.

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

     In certain cases, MSAF Group may respond to the needs of lessees in financial difficulty by, in certain instances, restructuring the applicable leases. Such restructurings may involve reduced rental payments for a specified period (which may be several months). In addition, certain restructurings may involve the voluntary termination of a lease prior to its expiration and the arrangement of subleases from the lessee to another aircraft operator.

     As of February 15, 2000, five current lessees were in arrears. The five aircraft on lease to these lessees represented approximately 15.49% of the appraised value of the portfolio at November 30, 1999. The total amount of rental payments, maintenance reserves, and other miscellaneous amounts due with respect to these five lessees amounted to approximately $2.7 million. MSAF Group holds security deposits of $2.2 million against these arrears. The weighted average number of days past due of such arrears was 57 days. In addition to the current arrears of $2.7 million, $6.7 million of rental and maintenance payments (before set-off of security deposits of $2.9 million) was owed to MSAF Group from four of its former lessees. One Brazilian lessee owed $4.4 million of this amount.

     In March 1999, MSAF Group reached an agreement with one of the lessees, VASP, to defer $0.5 million of arrears owed at that time. Repayment of the arrears plus interest was scheduled to begin in August 1999 and end in January 2000. On February 10, 2000, VASP made a payment of $1.3 million in full settlement of their current and deferred arrears up to January 31, 2000. As of February 15, 2000, VASP had not made its payment of $0.2 million due on February 1, 2000. The aircraft on lease to VASP is a B737-300 and represents 2.08% of the portfolio by appraised value at November 30, 1999.

     In August 1999, we agreed to restructure the arrears of a Brazilian lessee, Passaredo. The restructured amount of $3.7 million was capitalized as a note payable and added to the lessee's conditional sale agreement loan balance, with an extension of the term of the loan. The aircraft on lease to this lessee is an A310-300 and represents 2.90% of the portfolio by appraised value at November 30, 1999. In conjunction with this restructuring, the obligations under this lease were transferred to a new Brazilian entity, B.R.A. Transportes Aereos, which replaced Passaredo as lessee. As of February 15, 2000, $0.4 million of current arrears under the new agreement were due and unpaid.

     In February 2000, Canadian Airlines announced a debt restructuring and moratorium plan. The plan will result in a suspension of payments of approximately $135 million to lenders and aircraft lessors, including MSAF Group. The amounts will be repaid on a basis to be negotiated. According to a statement by the lessee, the payment schedule is expected to resume in late April 2000, following approval of the plan by all interested parties. The lessee's rental payment for the month of February of $0.3 million was due and unpaid at February 15, 2000. MSAF Group holds a security deposit of $0.3 million for this aircraft, an A320-200 that represented 3.13% of the portfolio by appraised value at November 30, 1999.

     In January 2000, we reached an agreement with TransAer to defer $0.4 million of rental arrears and $0.1 million of maintenance reserves arrears. Repayment of the rental arrears plus interest is scheduled to be made over a five week period beginning on June 16, 2000. Repayment of the maintenance reserves arrears plus interest is scheduled to be made in three monthly installments beginning on June 1, 2000. At February 15,

2000, the total current maintenance reserves arrears owed by TransAer was $0.1 million. MSAF Group holds security deposits of $0.6 million against the deferred and current arrears. The aircraft on lease to the lessee, an A320-200, represented 3.21% of the portfolio by appraised value at November 30, 1999.

     One of the five lessees in arrears, Air Alfa, is based in Turkey. At February 15, 2000, the total rental and maintenance arrears owed by this lessee was $1.7 million against which MSAF Group holds a security deposit of $0.7 million. The aircraft represents 4.17% of the appraised value of the portfolio at November 30, 1999. The obligations of Air Alfa under the lease are guaranteed by its parent company, Kombassan Holdings, and the servicer has instituted legal steps in Turkey to enforce the guarantee.

     The current level of defaults and lessee arrears should not be seen as representative of future defaults and arrears particularly if economic conditions deteriorate. Defaults and amounts in arrears may increase as the market for aircraft on operating lease experiences further cyclical downturns, particularly in regions such as Asia, Russia and Latin America which have experienced acute economic difficulties.

     EMERGING MARKET RISKS

     "Emerging markets" are countries that have poorly developed economies that are vulnerable to economic and political problems, such as significant fluctuations in Gross Domestic Product, interest rates and currency exchange rates, civil disturbances, governmental instability, nationalization and expropriation of private assets, and the imposition of taxes or other charges by governments. The resulting instability may affect the ability of lessees that operate in these emerging markets to meet their lease obligations and they may be more likely to default than lessees that operate in developed economies. At February 15, 2000, nine lessees representing 33.72% of the portfolio by appraised value at November 30, 1999, operated in "emerging markets" according to the Morgan Stanley Capital International ("MSCI") designations that we follow under our indenture. In addition, one lessee representing 6.98% of the portfolio by appraised value at November 30, 1999 operated in markets which may be considered to be emerging markets but was categorized as "Other" by the MSCI classification: Air Pacific (Fiji). In total we lease 40.70% of our portfolio to 10 lessees operating in emerging markets.

     As of February 15, 2000, three of the five current lessees that are in arrears, representing 9.15% of the portfolio by appraised value at November 30, 1999, were based in emerging markets. The amounts outstanding with respect to rental payments, maintenance reserves and other miscellaneous amounts due from these three lessees was $2.3 million. We hold security deposits of $1.4 million against these arrears. The weighted average number of days past due for such arrears was 56 days. The prior arrears of one of these lessees, based in Brazil, was restructured and capitalized as a note payable. See "-- Recent Developments -- Latin America".

     Five of our former lessees whose leases terminated early due to defaults were based in emerging markets. In each case, ILFC was able to repossess the aircraft without recourse to legal action. These five lessees were based in Brazil, Mexico, Turkey, Guyana and Russia.

     RISK OF REGIONAL ECONOMIC DOWNTURNS AFFECTING LESSEES' FINANCIAL CONDITION

     There is a significant risk that the economic conditions in the regions where our lessees operate will affect their ability to meet their lease obligations. The commercial aviation industry is very sensitive to general economic conditions. Since air travel is largely discretionary, the industry tends to suffer severe financial difficulties during slow economic periods. Below is a discussion of the regional concentrations of our lessees and the economic characteristics of the various regions that may impact the lessees' financial condition. The regions discussed below are based on designations published by MSCI.

European Concentration

     At February 15, 2000, twelve lessees representing 40.33% of the aircraft by appraised value at November 30, 1999 were operators based in Europe with nine lessees representing 29.05% based in "developed" Europe and three lessees representing 11.28% based in "emerging" Europe and Middle East.

     Seven of the twelve European lessees, representing 30.80% of the portfolio by appraised value at November 30, 1999, are primarily charter airlines, which are vulnerable to any downturn in the tourism industry. The remaining five operate predominantly scheduled services.

     European scheduled carriers currently are experiencing a slower economic period and greater competition than in previous years and are suffering from over expansion. A recession or other worsening of economic conditions in any European country may adversely affect the European lessees' ability to meet their financial and other obligations. Competitive pressures from continuing deregulation of the airline industry by the European Union may also adversely affect European lessees' operations and their ability to meet their obligations under the leases.

     Two of the five current lessees in arrears are based in Europe, one in Turkey and one in Ireland. The lessee based in Turkey operates one aircraft, representing 4.17% of the portfolio by appraised value at November 30, 1999. This carrier operates charter flights which are heavily dependent on foreign tourists traveling to Turkey. Damage caused by an earthquake in August 1999 and any decrease in tourist traffic may adversely affect the ability of this carrier to operate and meet their obligations under the lease.

     In addition, three of our lessees, representing 9.80% of the portfolio by appraised value at November 30, 1999, are based in Europe (Iceland and Malta), although these countries are classified as "Other" by MSCI.

Latin American Concentration

     At February 15, 2000, three lessees representing 9.33% of the aircraft by appraised value at November 30, 1999 were based in Latin America. The financial prospects for lessees in Latin America will depend on the level of political stability and economic activity and policies in the region. Developments in other "emerging markets" may also affect the economies of Latin American countries and the entire region.

     During 1999, Brazil experienced significant downturns in its economy and financial markets, with large decreases in financial asset prices and, since it devalued its currency on January 13, 1999, dramatic decreases in the value of its currency. As of February 15, 2000 two lessees representing 4.98% of the aircraft by appraised value at November 30, 1999 operate in Brazil.

     Two of the five current lessees in arrears are based in Latin America, both in Brazil. In addition, since March 1998, MSAF Group has leased a total of five aircraft to five lessees in Latin America. There have been two negotiated repossessions, one in Brazil and one in Mexico, and two other lessees restructured their arrears, both in Brazil.

     In March 1999, MSAF Group reached an agreement with one of the lessees, VASP, to defer $0.5 million of arrears owed at that time. Repayment of the arrears plus interest was scheduled to begin in August 1999 and end in January 2000. On February 10, 2000, VASP made a payment of $1.3 million in full settlement of their current and deferred arrears up to January 31, 2000. As of February 15, 2000, VASP had not made its payment of $0.2 million due on February 1, 2000. The aircraft on lease to VASP is a B737-300 and represents 2.08% of the portfolio by appraised value at November 30, 1999.

     In August 1999, MSAF Group agreed to restructure the arrears of the second Brazilian lessee, Passaredo. The total rental payments, maintenance reserves and default interest owed amounted to $3.7 million. The restructured amounts were capitalized as a note payable and added to the lessee's conditional sale agreement loan balance, with an extension of the term of the loan. At February 15, 2000, $0.4 million of current arrears under the new agreement, which represents approximately 36 days of rental, were due and unpaid. The aircraft on lease to this lessee is an A310-300 and represents 2.90% of the portfolio by appraised value at November 30, 1999. In conjunction with this restructuring, the obligations under this lease were transferred to a new Brazilian entity, B.R.A. Transportes Aereos, which replaced Passaredo as lessee.

     A former Brazilian lessee, VARIG, negotiated an early termination of its lease of a B747-300 aircraft in July 1999. The lease was scheduled to expire in April 2003. The total amount of rental payments and maintenance reserves due under this lease to July 1999, the date of the termination agreement, was $4.8 million against which MSAF Group drew down a security deposit of $1.1 million. Under the terms of the termination agreement, VARIG is scheduled to repay $10.8 million over eight years to offset arrears of $4.8 million and approximately $6.0 million for maintenance and downtime costs. Provided no default has occurred by October 2005 under this note payable, the total remaining payments will be reduced by approximately $1.1 million on a pro-rata basis between October 2005 and October 2007, the scheduled final payment date under the note. The first payment of $0.4 million under this agreement was due and paid in October 1999. Maintenance work including repairs to the engines is almost completed and the aircraft is scheduled to be delivered to the new lessee in March 2000. The current market for widebody aircraft (such as the B747-300) in general is weak due to an over supply of capacity caused by Asian crisis. This aircraft represents 5.15% of the portfolio by appraised value at November 30, 1999.

     A former Mexican lessee, TAESA, defaulted on its obligations under its lease of a B737-400 aircraft, and the aircraft was repossessed in December 1999. The lease was scheduled to expire in May 2000. The total amount of rental payments and maintenance reserves due under the lease at the date of repossession was $0.6 million. This amount was partially offset by a security deposit of $0.5 million. The aircraft is currently undergoing maintenance work prior to re-leasing to a new lessee. This aircraft represents 2.30% of the portfolio by appraised value at November 30, 1999. On February 21, 2000, a court in Mexico declared TAESA bankrupt. It is uncertain whether MSAF Group will be able to recover the $0.1 million outstanding from TAESA.

     Continued weakness in the value of the Brazilian real, as well as general deterioration in the Brazilian economy, will mean that Brazilian lessees may be unable to generate sufficient revenues in Brazilian currency to pay the U.S. dollar-denominated rental payments under the lease. More importantly, financial and economic problems in Brazil could spread throughout Latin America and other "emerging" economies including Mexico, where one of our lessees, representing 4.35% of the portfolio by appraised value at November 30, 1999, operates.

Asia Pacific Concentration

     At February 15, 2000, four lessees with respect to 17.83% of the aircraft by appraised value at November 30, 1999 were based in the Asia Pacific region, with one lessee, representing 4.72% based in "developed" Pacific markets and three lessees, representing 13.11% based in "emerging" Asian markets. None of the lessees in the Asia and Pacific regions are currently in arrears.

     Trading conditions in Asia's civil aviation industry have been adversely affected by the severe economic and financial difficulties experienced in the region. The economies of the region have experienced acute difficulties resulting in many business failures, significant depreciation of local currencies against the U.S. dollar, downgrading of sovereign and corporate credit ratings and internationally organized financial stability measures. A continuation of this downturn in the region's economies may further undermine business confidence, reduce demand for air travel and adversely affect the Asian lessees' operations and their ability to meet their obligations.

     In addition, one of our Asia Pacific lessees, representing 6.98% of the portfolio by appraised value at November 30, 1999, is based in Fiji. This country is classified as "Other" by MSCI.

North American Concentration

     At February 15, 2000, four lessees with respect to 13.43% of the aircraft by appraised value at November 30, 1999 were based in North America. One of the five current lessees in arrears is based in North America.

     In the recent past, several North American passenger airlines have filed Chapter 11 bankruptcy proceedings and several major U.S. airlines have ceased operations altogether, including a former lessee of MSAF Group. Airline profitability in the region has begun to deteriorate due to the increase in the cost of aviation fuel and increased competition from low-cost, low-fare air carriers. In conjunction with an inability to reduce labor and other costs to sustainable levels, these factors put pressure on North American airline profit margins and, in some cases, financial viability.

LEASE TERMINATION AND AIRCRAFT REPOSSESSION

     If a lessee defaults, we have the right to terminate the lease and repossess the aircraft under the terms of each lease. However, it may be difficult, expensive and time-consuming to enforce our rights if the lessee contests such termination or is bankrupt or under court protection. ILFC may incur significant costs on our behalf in trying to repossess an aircraft and in performing maintenance work necessary to make the aircraft available for re-lease or sale. Further, our efforts to repossess an aircraft may be limited by the laws of the local jurisdiction which may delay or prevent us from repossessing an aircraft following a lessee's default.

RISKS RELATING TO PAYMENTS ON THE NOTES

     ACTUAL EXPERIENCE MAY NOT MATCH OUR ASSUMPTIONS

     We have determined the expected final payment dates for the Notes based on assumptions about our future cash flows and interest and operating costs and possible future economic conditions. The purpose of these assumptions is to illustrate the payment provisions of the Notes. Many of these assumptions relate to future political, economic and market conditions (for example, lease rates) that are outside our control and are difficult or impossible to predict. Other assumptions relate to future events (for example, maintenance payments) that depend on the actions of lessees or others with whom we conduct business. For this reason, it is highly unlikely that our experience in the future will be consistent with these assumptions. As a result, we are highly likely to be unable to make payments on the Notes at the times and in the amounts that the assumptions indicate.

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

CAPITAL MARKETS RISKS

     WE MAY BE UNABLE TO REFINANCE THE SUBCLASS A-1 NOTES

     The subclass A-1 Notes will reach their expected final payment date on March 15, 2000. We plan to refinance the subclass A-1 Notes by issuing refinancing notes on that date. The refinancing notes will rank equally with the other class A Notes but the interest rate, principal payment provisions and other terms will be different. Our ability to refinance the subclass A-1 Notes will depend on many factors outside our control. These factors include general conditions in the capital markets and the markets' perception of the commercial aviation industry, the aircraft leasing business generally or our own performance. If we cannot refinance the subclass A-1 Notes on acceptable terms, we may not be able to repay the subclass A-1 Notes by their expected final payment date. This may also delay repayment of principal on the class B, class C and class D Notes and may result in lower market prices for the Notes.

BANKRUPTCY RISKS

     We have taken steps to structure MSAF Group to ensure that our assets are not consolidated with MSDW's or any of its affiliates' assets or otherwise become available to MSDW's or any of its affiliates' creditors in any bankruptcy or insolvency proceeding involving MSDW.

     If MSDW or any of its affiliates becomes bankrupt or insolvent, there is a legal risk that a court or other authority could decide that these steps were not effective to insulate our assets from MSDW's assets. As a result, the aircraft and our other assets could become available to repay both MSDW's creditors and our creditors, including our Noteholders. We could also lose all of our rights in the aircraft and our other assets. In either case, it may be impossible to repay amounts outstanding under the Notes.

TAX RISKS

     Neither the Trustee nor MSAF Group will make any additional payments to Noteholders in respect of any withholding or deduction required to be made by applicable law with respect to payments made on the Notes. In the event that MSAF Group is or will be required to make a withholding or deduction, it will use reasonable efforts to avoid the application of such withholding taxes and may in certain circumstances redeem the Notes in the event such withholding taxes cannot be avoided. In the event that any withholding taxes are imposed with respect to the Notes and MSAF Group does not redeem the Notes, the net amount of interest received by Noteholders will be reduced by the amount of the withholding or deduction.

     MSAF Group believes that it will not become subject to any material taxes in any of the jurisdictions in which any of the lessees are organized or operate under the present tax laws of such jurisdictions. However, there can be no assurance that other leases to which MSAF Group may become a party as a result of the re-leasing of the aircraft or acquisition of additional aircraft will not result in the imposition of withholding or other taxes.

THE PORTFOLIO

     Substantially all of the assets of MSAF consist of 100% of the beneficial interest in MSA I, 100% of the issued and outstanding capital stock of Aircraft SPC-5, Inc. and the leasing subsidiaries and certain loans made to MSA I and Aircraft SPC-5, Inc. MSAF indirectly owns (1) the aircraft, (2) the rights under the related leases, and (3) cash and cash equivalents on deposit.

APPRAISALS

     The most recent appraisals of the value of each aircraft were obtained as of November 30, 1999. During the year appraisals were also obtained as of June 30, 1999. As of November 30, 1999, our portfolio had an aggregate appraised value of $953.1 million. Under our indenture, we are required, at least once each year and in any case no later than October 31 of each year, to deliver to the trustee appraisals of the base value of each of the aircraft in our portfolio from at least three independent appraisers that are members of the International Society of Transport Aircraft Trading or any similar organization. We have obtained appraisals from five such appraisers. We have calculated the appraised value of each aircraft by removing the highest and the lowest appraisal and taking the average of the remaining three appraisals.

     Our five appraisers, Aircraft Information Services, Inc., BK Associates, Inc., Airclaims Limited, Morten Beyer and Agnew and Aircraft Value Analysis Company have provided appraisals of the value of each of our aircraft at normal utilization rates in an open, unrestricted and stable market, without taking into account the value of related leases, maintenance reserves or security deposits as of November 30, 1999, adjusted to account for the reported maintenance standard of the aircraft. The appraisals were not based on a physical inspection of the aircraft. Based on the appraisals, the aggregate values calculated by each of the five Appraisers for the aircraft are $984.7 million in the case of BK Associates, Inc., $994.4 million in the case of Aircraft Information Services, Inc., $876.5 million in the case of Airclaims Limited, $891.7 million in the case of Aircraft Value Analysis Company and $1,004.9 million in the case of Morten Beyer & Agnew, Inc. These appraised values should not be relied upon as a measure of the market or realizable value of any aircraft. See "Risk Factors -- Cyclicality of Supply of and Demand for Aircraft and Depression of Aircraft Values" and "-- Actual Market Value May Be Less Than Appraised Value."

     The appraisals for the portfolio as of November 30, 1999 are set out below.

                                                                                APPRAISAL OF
                                                         -----------------------------------------------------------
                                                                                          AIRCRAFT
                    ENGINE        SERIAL     DATE OF      AIRCLAIMS                     INFORMATION     MORTEN BEYER
AIRCRAFT TYPE    CONFIGURATION    NUMBER   MANUFACTURE     LIMITED     BK ASSOCIATES      SERVICES       AND AGNEW
-------------   ---------------   ------   -----------   -----------   -------------   --------------   ------------
A300-600R       PW 4158             555       Mar-90     $43,820,038    $46,874,794     $50,860,000     $48,210,000
A310-300        JT9D-7R4E1          409       Nov-85      18,668,131     27,022,136      21,300,000      29,499,000
A310-300        JT9D-7R4E1          410       Nov-85      18,736,079     27,403,582      21,820,000      30,501,000
A310-300        JT9D-7R4E1          437       Nov-86      21,316,952     33,262,341      27,820,000      33,419,000
A320-200        CFM 56-5A3          279       Feb-92      28,871,688     31,244,598      28,640,000      31,652,000
A320-200        V2500-A1            393       Feb-93      29,931,935     31,187,247      29,090,000      33,098,000
A320-200        V2500-A1            414       May-93      30,336,415     30,957,449      29,130,000      33,363,000
A321-100        V2530-A5            597       May-96      36,085,390     45,156,750      41,930,000      37,567,000
B737-300        CFM 56-3C1        24299       Nov-88      20,001,225     18,790,300      20,570,000      19,140,000
B737-300        CFM 56-3B2        25161       Feb-92      22,674,379     25,511,536      25,010,000      23,784,000
B737-300        CFM 56-3B2        26295       Dec-93      22,596,442     26,024,250      25,560,000      25,546,000
B737-300        CFM 56-3C1        27635       May-95      25,561,933     28,728,600      28,540,000      27,137,000
B737-300F       CFM 56-3B1        23811       Sep-87      19,378,488     19,003,082      21,560,000      19,936,000
B737-300QC      CFM 56-3C1        23788       May-87      19,405,573     18,099,500      21,780,000      19,782,000
B737-400        CFM 56-3B2        24234       Oct-88      21,619,354     20,194,364      22,780,000      22,435,000
B737-400        CFM 56-3C1        25104       May-93      25,507,457     26,531,550      27,350,000      27,541,000
B737-400        CFM 56-3C1        25371       Jan-92      24,688,071     24,170,810      26,430,000      25,300,000
B737-500        CFM 56-3B1        25165       Apr-93      20,559,624     17,552,500      19,980,000      20,762,000
B747-300B       CF6-80C2          24106       Apr-88      46,632,687     59,943,960      48,480,000      51,991,000
B757-200ER      RB211-535-E4      24260       Dec-88      30,423,476     33,021,212      35,580,000      35,424,000
B757-200ER      RB211-535-E4-37   24367       Feb-89      28,943,600     31,335,359      36,050,000      33,392,000
B757-200ER      PW 2037           26272       Mar-94      33,003,740     42,932,416      44,160,000      42,618,000
B767-200ER      CF6-80A           23807       Aug-87      28,838,628     31,079,940      35,160,000      28,539,000
B767-300ER      CF6-80C2B6F       24798       Oct-90      49,099,299     53,667,285      56,670,000      57,665,000
B767-300ER      CF6-80C2B6F       26256       Apr-93      59,887,960     61,960,315      67,990,000      67,204,000

                APPRAISAL OF
               --------------
               AIRCRAFT VALUE       APPRAISED
                  ANALYSIS         VALUE AS OF
AIRCRAFT TYPE     COMPANY       NOVEMBER 30, 1999
-------------  --------------   -----------------
A300-600R       $39,050,000       $ 46,301,611
A310-300         15,200,000         22,330,089
A310-300         15,550,000         22,653,220
A310-300         21,800,000         27,627,447
A320-200         29,500,000         29,872,095
A320-200         30,170,000         30,429,727
A320-200         30,450,000         30,581,288
A321-100         39,600,000         39,699,000
B737-300         20,400,000         19,847,075
B737-300         24,900,000         24,564,667
B737-300         25,300,000         25,468,667
B737-300         26,200,000         27,292,333
B737-300F        20,100,000         19,804,829
B737-300QC       18,450,000         19,212,524
B737-400         21,600,000         21,884,785
B737-400         25,800,000         26,560,517
B737-400         25,450,000         25,146,024
B737-500         18,600,000         19,713,208
B747-300B        39,870,000         49,034,562
B757-200ER       32,000,000         33,481,737
B757-200ER       30,300,000         31,675,786
B757-200ER       38,750,000         41,433,472
B767-200ER       25,650,000         29,485,856
B767-300ER       48,700,000         53,145,528(1)
B767-300ER       62,300,000         63,821,438

                                                                                APPRAISAL OF
                                                         -----------------------------------------------------------
                                                                                          AIRCRAFT
                    ENGINE        SERIAL     DATE OF      AIRCLAIMS                     INFORMATION     MORTEN BEYER
AIRCRAFT TYPE    CONFIGURATION    NUMBER   MANUFACTURE     LIMITED     BK ASSOCIATES      SERVICES       AND AGNEW
-------------   ---------------   ------   -----------   -----------   -------------   --------------   ------------
B767-300ER      CF6-80C2B4        26260       Sep-94      60,046,996     64,745,045      68,760,000      68,534,000
engine          CF6-80C2B6F       704279      Jun-95       5,951,393      6,282,000       5,710,000       4,506,000
F-70            TAY MK620-15      11564       Dec-95      11,880,010     14,100,000      13,410,000      14,331,000
F-70            TAY MK620-15      11565       Feb-96      11,087,025     15,200,000      14,910,000      14,430,000
F-70            TAY MK620-15      11569       Mar-96      11,359,096     15,200,000      14,910,000      14,478,000
MD-82           JT8D-217C         49825       Mar-89      15,323,107     17,318,790      20,750,000      19,528,000
MD-83           JT8D-219          49822       Dec-88      16,903,329     18,823,975      20,080,000      21,431,000
MD-83           JT8D-219          49824       Mar-89      17,375,556     21,362,625      21,660,000      22,143,000

                APPRAISAL OF
               --------------
               AIRCRAFT VALUE       APPRAISED
                  ANALYSIS         VALUE AS OF
AIRCRAFT TYPE     COMPANY       NOVEMBER 30, 1999
-------------  --------------   -----------------
B767-300ER       66,400,000         66,559,682
engine            4,850,000          5,503,798
F-70             13,450,000         13,653,333
F-70             13,650,000         14,330,000
F-70             14,650,000         14,679,333
MD-82            16,500,000         17,782,263
MD-83            18,400,000         19,101,325
MD-83            18,100,000         20,374,208
                                  ------------
                      Total       $953,051,427
                                  ============

---------------

(1) This aircraft is not currently capable of extended range missions but ILFC has agreed to pay for the cost of an extended range modification to the aircraft upon MSAF's request at any time following the termination or expiration of the lease for the aircraft. The appraisals of the aircraft assume that the extended range modification has been carried out.

PORTFOLIO INFORMATION

     THE AIRCRAFT

     All of the aircraft hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage 3 noise levels set out in
Section 36.5 of Appendix C of Part 36 of the United States Federal Aviation Regulations ("STAGE 3 AIRCRAFT").

     The following table sets forth the exposure as of February 15, 2000 of our portfolio by type of aircraft calculated by reference to the number of aircraft and their appraised value as of November 30, 1999.

                                                                                          % OF CURRENT
                                                                                          PORTFOLIO BY
                                                                                        APPRAISED VALUE
                                                                                             AS OF
                                                    NUMBER OF                ENGINE       NOVEMBER 30,
MANUFACTURER                     TYPE OF AIRCRAFT   AIRCRAFT     BODY TYPE   STAGE            1999
------------                     ----------------  -----------   ----------  ------   --------------------
Boeing (62.75%)................  767-200ER              1        Widebody     3                3.09%
                                 767-300ER              3        Widebody     3               19.26
                                 757-200ER              3        Narrowbody   3               11.17
                                 747-300B               1        Widebody     3                5.15
                                 737-300                6        Narrowbody   3               14.29
                                 737-400                3        Narrowbody   3                7.72
                                 737-500                1        Narrowbody   3                2.07
Airbus (26.19%)................  A321-100               1        Narrowbody   3                4.17
                                 A320-200               3        Narrowbody   3                9.54
                                 A310-300               3        Widebody     3                7.62
                                 A300-600R              1        Widebody     3                4.86
McDonnell Douglas
  Corporation (6.01%)..........  MD82                   1        Narrowbody   3                1.87
                                 MD83                   2        Narrowbody   3                4.14
Fokker N.V.(4.47%).............  F70                    3        Narrowbody   3                4.47
General Electric
  Company (0.58%)..............  CF6-80C2B6F         engine          --       3                0.58
                                                   -----------                               ------
  Total........................                    32 + engine                               100.00%
                                                   ===========                               ======

     The following table sets forth the exposure as of February 15, 2000 of our portfolio to the lessees calculated by reference to the appraised value as of November 30, 1999 of the aircraft.

                                                                                % OF CURRENT
                                                                                PORTFOLIO BY
                                                                               APPRAISED VALUE
                                                                                    AS OF
                                                                 NUMBER OF      NOVEMBER 30,
LESSEE(1)                                                        AIRCRAFT           1999
---------                                                       -----------    ---------------
Air Pacific Limited ("AIR PACIFIC").........................         1               6.98%
Air 2000 Limited ("AIR 2000")...............................         1               6.70
Air Alfa Airlines, S.A. ("AIR ALFA")........................         1               4.17
TransAer International Airlines Limited ("TRANSAER")........         1               3.21
Asiana Airlines, Inc. ("ASIANA")............................         1               5.58
Malev Hungarian Airlines, PLC ("MALEV").....................         3               4.47
China Airlines, Limited ("CHINA AIRLINES")..................         1               4.86
Air Malta ("AIR MALTA").....................................         1               2.57
Alaska Airlines, Inc. ("ALASKA AIRLINES")...................         1               2.79
National Airlines ("NATIONAL")..............................         1               3.50
Aerovias De Mexico, S.A. De C.V. ("AEROMEXICO").............         1               4.35
Britannia Airways Limited ("BRITANNIA")(2)..................         1               3.09
Flying Colours Airlines Limited ("FLYING COLOURS")..........         2               6.52
B.R.A. Transportes Aereos Ltda. ("B.R.A.")(3)...............         1               2.90
Canadian Airlines International Limited ("CANADIAN")........         1               3.13
Transavia Airlines C.V. ("TRANSAVIA").......................         1               2.86
China Hainan Airlines ("CHINA HAINAN")......................         1               2.67
Flugleidir H.F. ("ICELANDAIR")(4)...........................         1               2.08
Societe D'Exploitation Aeropostale S.A. ("AEROPOSTALE").....         1               2.02
Trans World Airlines, Inc. ("TWA")..........................         2               4.01
Air Liberte, S.A. ("AIR LIBERTE")...........................         1               2.00
Olympic Airways ("OLYMPIC").................................         1               2.64
Viasao Aerea Sao Paulo S.A., Brazilian Airlines ("VASP")....         1               2.08
Braathens Sverige AB ("TRANSWEDE")..........................         1               2.07
Flugfelagid Atlanta Hf d/b/a Air Atlanta Icelandic("AIR
  ATLANTA ICELANDIC").......................................         1               5.15
Region Air Alpha (BVI) Limited ("REGION AIR")...............         2               4.72
Koninklijke Luchtvaart Maatschappij N.V. ("KLM")............      engine             0.58
Off-lease(5)................................................         1               2.30
                                                                -----------        ------
  Total.....................................................    32 + engine        100.00%
                                                                ===========        ======

---------------

(1)   Total number of lessees = 27.

(2) The aircraft leased to Britannia is subleased to Ansett Australia Limited ("ANSETT").

(3) B.R.A. leases the applicable aircraft from Navasota Holdings Inc., which is party to a conditional sale agreement with MSAF Group (the "CONDITIONAL SALE AGREEMENT"). See "-- The Leases -- Conditional Sale Agreement."

(4) The aircraft leased to Icelandair is subleased to Falcon Air AB ("FALCON"), based in Sweden.

(5) This aircraft is currently subject to a non-binding letter of intent for lease with a carrier based in the Middle East.

     The following table sets forth the exposure as of February 15, 2000 of our portfolio to countries in which the lessees are domiciled calculated by reference to the appraised value as of November 30, 1999 of the aircraft.

                                                                                % OF CURRENT
                                                                                PORTFOLIO BY
                                                                               APPRAISED VALUE
                                                                                    AS OF
                                                                 NUMBER OF      NOVEMBER 30,
COUNTRY(1)                                                       AIRCRAFT           1999
----------                                                      -----------    ---------------
United Kingdom..............................................         4              16.31%
Brazil......................................................         2               4.98
Fiji........................................................         1               6.98
United States...............................................         4              10.30
Mexico......................................................         1               4.35
South Korea.................................................         1               5.58
Taiwan......................................................         1               4.86
Norway......................................................         1               2.07
Hungary.....................................................         3               4.47
Turkey......................................................         1               4.17
France......................................................         2               4.02
The Netherlands.............................................    1 + engine           3.44
Ireland.....................................................         1               3.21
Greece......................................................         1               2.64
China.......................................................         1               2.67
Malta.......................................................         1               2.57
Iceland.....................................................         2               7.23
Canada......................................................         1               3.13
Singapore...................................................         2               4.72
Off-lease...................................................         1               2.30(2)
                                                                -----------        ------
  Total.....................................................    32 + engine        100.00%
                                                                ===========        ======

---------------

(1) Total number of countries = 19.

(2) This aircraft is currently subject to a non-binding letter of intent for lease, with a carrier based in the Middle East.
     The following table sets forth the exposure as of February 15, 2000 of our portfolio by regions in which the lessees are domiciled calculated by reference to number of aircraft and their appraised value as of November 30, 1999.

                                                                                % OF CURRENT
                                                                                PORTFOLIO BY
                                                                               APPRAISED VALUE
                                                                                    AS OF
                                                                 NUMBER OF      NOVEMBER 30,
REGION(1)                                                        AIRCRAFT           1999
---------                                                       -----------    ---------------
Developed Markets
  Europe....................................................    9 + engine          29.05%
  North America.............................................         5              13.43
  Pacific...................................................         2               4.72
Emerging Markets
  Europe and Middle East....................................         5              11.28
  Latin America.............................................         3               9.33
  Asia......................................................         3              13.11
Other.......................................................         4              16.78
Off-lease...................................................         1               2.30(2)
                                                                -----------        ------
  Total.....................................................    32 + engine        100.00%
                                                                ===========        ======

---------------
(1) Regions are defined according to MSCI designations.
(2) This aircraft is currently subject to a non-binding letter of intent for lease, with a carrier based in the Middle East.

     The following table sets forth the exposure as of February 15, 2000 of our portfolio by year of aircraft manufacture calculated by reference to the appraised value as of November 30, 1999 of the aircraft. The weighted average age of the fleet as of November 30, 1999 is approximately 9 years.

                                                                                  % OF CURRENT
                                                                                  PORTFOLIO BY
                                                                                APPRAISED VALUE
                                                               NUMBER OF       AS OF NOVEMBER 30,
YEAR OF MANUFACTURE                                            AIRCRAFT               1999
-------------------                                           -----------    ----------------------
1985......................................................         2                   4.72%
1986......................................................         1                   2.90
1987......................................................         3                   7.19
1988......................................................         5                  15.04
1989......................................................         3                   7.33
1990......................................................         2                  10.43
1992......................................................         3                   8.35
1993......................................................         6                  20.63
1994......................................................         2                  11.33
1995......................................................    2 + engine               4.87
1996......................................................         3                   7.21
                                                              -----------            ------
  Total...................................................    32 + engine            100.00%
                                                              ===========            ======

     The following table sets forth the exposure as of February 15, 2000 of our portfolio by seat category calculated by reference to the appraised value of our aircraft as of November 30, 1999.

                                                                                       % OF CURRENT
                                                                                       PORTFOLIO BY
                                                                                     APPRAISED VALUE
                                                                    NUMBER OF       AS OF NOVEMBER 30,
    SEAT CATEGORY         AIRCRAFT TYPES                            AIRCRAFT               1999
    -------------         --------------                           -----------    ----------------------
51-120................    F-70, B737-500                                4                   6.55%
121-170...............    B737-300/300QC/400, A320-200, MD82/83        14                  35.47
171-240...............    B757-200, A321-100, B767-200ER,
                          B767-300ER, A300-600R, A310-300              12                  50.18
351+..................    B747-300                                      1                   5.15
Other.................    B737-300F, Engine                        1 + engine               2.65
                                                                   -----------            ------
  Total...............                                             32 + engine            100.00%
                                                                   ===========            ======

MSAF GROUP PORTFOLIO ANALYSIS

     Further particulars of our portfolio as of February 15, 2000 (except for appraised values, which are as of November 30, 1999) are contained in the table below.

                                                                                                                   APPRAISED
                                                                                                                  VALUE AS OF
                                                                                                                  NOVEMBER 30,
                       COUNTRY                                           ENGINE            SERIAL     DATE OF         1999
REGION(1)              OF LESSEE         LESSEE            TYPE          CONFIGURATION     NUMBER   MANUFACTURE     ($000'S)
---------              ---------         ------            ----          -------------     ------   -----------   ------------
Europe...............  France            Aeropostale       B737-300QC    CFM 56-3C1        23788        5/87       $  19,213
(Developed)            France            Air Liberte       MD83          JT8D-219          49822       12/88          19,101
                       Norway            Transwede         B737-500      CFM 56-3B1        25165        4/93          19,713
                       The Netherlands   Transavia         B737-300      CFM 56-3C1        27635        5/95          27,292
                       The Netherlands   KLM               engine        CF6-80C2B6F       704279       6/95           5,504
                       United Kingdom    Britannia         B767-200ER    CF6-80A           23807        8/87          29,486
                       United Kingdom    Flying Colours    A320-200      V2500-Al            393        2/93          30,430
                       United Kingdom    Air 2000          B767-300ER    CF6-80C2B6F       26256        4/93          63,821
                       United Kingdom    Flying Colours    B757-200ER    RB211-535-E4-37   24367        2/89          31,676
                       Ireland           TransAer          A320-200      V2500-A1            414        5/93          30,581
North America........  United States     Alaska Airlines   B737-400      CFM 56-3C1        25104        5/93          26,560
(Developed)            United States     TWA               MD-83         JT8D-219          49824        3/89          20,374
                       United States     TWA               MD-82         JT8D-217C         49825        3/89          17,782
                                         National
                       United States     Airlines          B757-200ER    RB211-535-E4      24260       12/88          33,482
                       Canada            Canadian          A320-200      CFM 56-5A3          279        2/92          29,872
Pacific..............  Singapore         Region Air        A310-300      JT9D-7R4E1          410       11/85          22,653
(Developed)            Singapore         Region Air        A310-300      JT9D-7R4E1          409       11/85          22,330
Europe and
Middle East..........  Hungary           Malev             F-70          TAY MK620-15      11569        3/96          14,679
(Emerging)             Hungary           Malev             F-70          TAY MK620-15      11565        2/96          14,330
                       Hungary           Malev             F-70          TAY MK620-15      11564       12/95          13,653
                       Turkey            Air Alfa          A321-100      V2530-A5            597        5/96          39,699
                       Greece            Olympic           B737-400      CFM 56-3C1        25371        1/92          25,146
Asia.................  China             China Hainan      B737-300      CFM 56-3C1        26295       12/93          25,469
(Emerging)             South Korea       Asiana            B767-300      CF6-80C2B6F       24798       10/90          53,146
                       Taiwan            China Airlines    A300-600R     PW 4158             555        3/90          46,302
Latin America........  Brazil            B.R.A.            A310-300      JT9D-7R4E1          437       11/86          27,627
(Emerging)             Brazil            VASP              B737-300      CFM 56-3B2        24299       11/88          19,847
                       Mexico            Aeromexico        B757-200ER    PW 2037           26272        3/94          41,433
Other................  Fiji              Air Pacific       B767-300ER    CF6-80C2B4        26260        9/94          66,560
                       Iceland           Icelandair        B737-300F     CFM 56-3B2        23811       10/87          19,805
                       Iceland           Air Atlanta
                                         Icelandic         B747-300B     CF6-80C2          24106        4/88          49,035
                       Malta             Air Malta         B737-300      CFM 56-3B2        25161        2/92          24,565
Off-lease............  --                --                B737-400      CFM 56-3B2        24234       10/88          21,885
                                                                                                                   ---------
                                                                                                          Total    $ 953,051
                                                                                                                   =========

                       % OF CURRENT
                       PORTFOLIO BY
                         APPRAISED
                        VALUE AS OF
                       NOVEMBER 30,
REGION(1)                  1999
---------              -------------
Europe...............       2.02%
(Developed)                 2.00
                            2.07
                            2.86
                            0.58
                            3.09
                            3.20
                            6.70
                            3.32
                            3.21
North America........       2.79
(Developed)                 2.14
                            1.87
                            3.50
                            3.13
Pacific..............       2.38
(Developed)                 2.34
Europe and
Middle East..........       1.54
(Emerging)                  1.50
                            1.43
                            4.17
                            2.64
Asia.................       2.67
(Emerging)                  5.58
                            4.86
Latin America........       2.90
(Emerging)                  2.08
                            4.35
Other................       6.98
                            2.08
                            5.15
                            2.57
Off-lease............       2.30(2)
                           -----
                           100.0%
                           =====

---------------

(1) Regions are defined according to MSCI designations.

(2) This aircraft is currently subject to a non-binding letter of intent for lease, with a carrier based in the Middle East.

ACQUISITION OF ADDITIONAL AIRCRAFT

     MSAF Group may acquire additional commercial passenger or freight aircraft from various sellers. Cash flows derived from any additional aircraft and the related leases will be available to satisfy MSAF Group's payment obligations, including payments of interest, principal and premium, if any, on the Notes and any additional notes. There is no limit on the aggregate value of additional aircraft that may be acquired or on the period in which such additional aircraft must be acquired. Any acquisition of additional aircraft and related issuance of additional notes will be subject to certain conditions under the Indenture.

THE LEASES

     GENERAL

     All leases of our aircraft are managed by ILFC pursuant to an incentive fee based servicing agreement among MSAF Group, Bankers Trust Company, as cash manager, Cabot, as administrative agent, and ILFC dated as of November 10, 1997 (the "SERVICING AGREEMENT").

     The following description relates only to leases in effect as of February 15, 2000 related to the 32 aircraft and one engine in MSAF Group's initial portfolio (other than one A310 aircraft which is the subject of the Conditional Sale Agreement. See "-- Conditional Sale Agreement" below). As of February 15, 2000, leases covering 31 aircraft and the engine were in effect. Under three of the lease contracts, the lessee has not yet taken delivery of the aircraft. In two cases delivery is scheduled for April 1, 2000 and in the third case delivery is scheduled for March 17, 2000. MSAF Group's one off-lease aircraft is subject to a non-binding letter of intent for lease. Any additional leases acquired in connection with the acquisition of additional aircraft and any future leases entered into in connection with the re-lease of any aircraft may differ from the description of the leases set forth below. However, any additional leases or future leases will be required to comply with the operating covenants under the Indenture.

     Except for the Conditional Sale Agreement, the leases are all fixed-term operating leases under which MSAF Group generally will retain the benefit, and bear the risk, of the residual value of the aircraft upon expiry or early termination of the lease (although in the case of certain aircraft MSAF Group has granted an option to purchase the aircraft to the lessee or an affiliate and/or to extend or shorten the term of the related lease. See "-- Lessees' Options" below). Although the lease documentation is fairly standardized in many respects, significant variations do exist as a result of negotiation with each lessee.

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

     OPERATION OF THE AIRCRAFT

     The leases require the lessees to operate the aircraft in compliance with all laws and regulations applicable to the aircraft. The aircraft generally must remain in the possession of the lessees, and any subleases of the aircraft generally must be approved by the lessor. Under most of the leases, the lessees may enter into charter or "wet lease" arrangements in respect of the aircraft (i.e., a lease with crew and services provided by the lessee), provided the lessee does not part with operational control of the aircraft. Under certain leases, the lessee is permitted to enter into subleases to specified operators without the lessor's consent, provided certain conditions are met. As of the date of this Report on Form 10-K, Britannia subleases its aircraft to Ansett Australia Limited and Icelandair subleases its aircraft to Falcon Air AB (based in Sweden).

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

     LESSEES' OPTIONS

     As of February 15, 2000, six lessees had outstanding options to purchase a total of eight aircraft (representing 27.01% of the portfolio by appraised value at November 30, 1999). The exercise of these options allows the lessee to purchase the aircraft either upon expiration of the lease or on a specific anniversary of the delivery of the aircraft, after specific notice. The duration of some of the purchase options depends on whether the lessee exercises a separate option to extend the lease. Assuming that all outstanding lease extension options are exercised, the latest date on which a purchase option may be exercised is June 8, 2008 for a purchase on March 8, 2009. Upon the exercise of a purchase option, in one case the lessor is relieved of an obligation to contribute to the costs of complying with ADs and, in six cases the leases provide that the lessor refund unused maintenance reserves and/or security deposits to the lessee.

     As of February 15, 2000, fifteen of the aircraft leases included outstanding options for the lessee to extend the term of the lease, (representing 40.22% of the portfolio by appraised value at November 30, 1999). The rent payable during the extension period under these leases varies from lease to lease. As of February 15, 2000, five of the aircraft leases, (representing 12.38% of the portfolio by appraised value at November 30, 1999), contained provisions under which the relevant lessee could terminate its lease prior to its scheduled expiration date, subject, in certain instances, to specified conditions and the payment of a fee.

     The engine lease (representing 0.58% of the portfolio by appraised value at November 30, 1999) has no purchase option. The term of the spare engine lease may be extended by five successive one-year terms which have not yet been exercised. At the end of the fifth and sixth years of the term, the lessee may terminate the spare engine lease with 12 months' notice and payment of a fee.

     CONDITIONAL SALE AGREEMENT

     MSAF Group has entered into the Conditional Sale Agreement with Navasota Holdings Inc., a British Virgin Islands corporation ("NAVASOTA"), pursuant to which MSAF Group will be obliged, assuming that Navasota complies with its payment and other obligations, to transfer title to an A310 aircraft on July 15, 2007, although Navasota may prepay all purchase price installments under the Conditional Sale Agreement at any time. Navasota has entered into an operating lease with B.R.A.. All payments under both the Conditional Sale Agreement and the B.R.A. lease are unconditionally guaranteed by six Brazilian tour operators for whose benefit B.R.A. will use the aircraft to operate charter flights. The present value of all amounts payable with respect to the A310 aircraft (discounted to February 15, 2000 at 7.5%) is $6.1 million less than the Note Target Price (as defined in the Indenture) as of February 15, 2000 for that aircraft.

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

     If any of the existing insurance policies are canceled or terminated and in the case of the re-lease of an aircraft, MSAF Group may from time to time engage insurance experts, to advise and recommend to ILFC, as Servicer, the appropriate amount of insurance coverage MSAF Group should procure.

     LIABILITY INSURANCE

     Third party liability insurance is required under the leases for a combined single limit for bodily injury and property damage in minimum amounts ranging between $250 million and $900 million for each aircraft. In general, liability coverage on each aircraft includes third party legal liability, passenger legal liability, baggage legal liability, cargo legal liability, mail and aviation general third party (including products) legal liability.

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

     AIRCRAFT PROPERTY INSURANCE

     In addition to liability insurance, the lessees are obligated under the leases to carry other types of insurance that are customary in the air transportation industry, including all risks aircraft hull and hull war risks insurance (in each case at a value stipulated in the relevant lease, subject to adjustment in certain circumstances) and aircraft spares insurance (on a replacement cost basis), in each case subject to customary deductibles. In addition to such stipulated lease value coverage obtained by the lessees, MSAF Group has also purchased declining "total loss only" coverage with respect to certain aircraft. As of February 15, 2000, in no case was the sum of the stipulated lease value and MSAF Group's additional coverage in place for all risks aircraft hull and hull war risks insurances less than 100% of the appraised value as of November 30, 1999 of the applicable aircraft, and on average the sum of such coverages in place for each aircraft was approximately 128% of the appraised value as of November 30, 1999 of the applicable aircraft. In most cases, the lessor is permitted to increase the insured value above the stipulated lease value consistent with industry practice with the lessee being responsible for any increased premium that results. Permitted deductibles range from $100,000 to $1,000,000; however, the deductible generally applies only in the case of a partial loss. In the case of a total loss of an aircraft, no deductible would be applied against the insurance proceeds received.

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

THE LESSEES

     As of February 15, 2000, there were 27 lessees in 19 countries.

     PAYMENT HISTORY

     As a general matter, weakly capitalized airlines are more likely than well capitalized airlines to seek operating leases and at any point in time, investors should expect varying numbers of lessees to be experiencing payment difficulties.

     As of February 15, 2000, five current lessees were in arrears. The total amount of rental payments, maintenance reserves and other miscellaneous amounts due under the leases with respect to these five lessees amounted to $2.7 million. MSAF Group holds security deposits of $2.2 million against these arrears. The weighted average number of days past due of such arrears was 57 days.

     In addition to the current arrears of $2.7 million, $6.7 million of rental and maintenance payments (before set-off of security deposits of $2.9 million) was owed to MSAF Group from four of its former lessees as of February 15, 2000. One Brazilian lessee owed $4.4 million of this amount. As of February 15, 2000, three of the four aircraft had been re-leased to other carriers and the fourth aircraft was subject to a non-binding letter of intent for lease.

     In certain cases, MSAF Group may respond to the needs of lessees in financial difficulty by, in certain instances, restructuring the applicable leases. Such restructurings may involve reduced rental payments for a specified period (which may be several months). In addition, certain restructurings may involve the voluntary termination of a lease prior to its expiration and the arrangement of subleases from the lessee to another aircraft operator.

     DESCRIPTION OF THE LESSEES

     The table below sets forth certain available information with respect to the country of domicile, first year of operation, service type, nature of ownership and fleet size and composition of each lessee as of February 15, 2000. See "-- Portfolio Information" above for additional tables setting forth the exposure of the aircraft (as a percentage of appraised value as of November 30, 1999) to each lessee and the countries in which the lessees are domiciled.

                                               BEGAN        SERVICE                                          OPERATING
LESSEE                    DOMICILE           OPERATION       TYPE        OWNERSHIP                           FLEET(1)
------                    --------           ---------      -------      ---------                           ---------
Aeromexico                Mexico               1934      Scheduled       Cintra (90%)                  9 B757-200
                                                                         Staff (10%)                   3 B767-200ER
                                                                                                       2 B767-300ER
                                                                                                       2 DC-9-31
                                                                                                       15 DC-9-32
                                                                                                       13 MD-82
                                                                                                       10 MD-83
                                                                                                       4 MD-87
                                                                                                       10 MD-88

Aeropostale               France               1986      Chartered and   Groupe Air France (50%)       3 B737-200CA
                                                         Postal          Groupe La Poste (50%)         15 B737-300QC
                                                                                                       1 B737-200QC
                                                                                                       2 A300-B4-100F

                                               BEGAN        SERVICE                                          OPERATING
LESSEE                    DOMICILE           OPERATION       TYPE        OWNERSHIP                           FLEET(1)
------                    --------           ---------      -------      ---------                           ---------
Air 2000                  United Kingdom       1986      Scheduled and   First Choice Holidays (100%)  4 A320-230
                                                         Chartered                                     5 A321-210
                                                                                                       13 B757-200
                                                                                                       3 B767-300ER

Air Alfa                  Turkey               1992      Chartered       Kombassan Holidays (100%)     2 A300-B4-100
                                                                                                       2 A300-620R
                                                                                                       3 A321-130

Air Atlanta Icelandic     Iceland              1986      Chartered and   Arngrimur Johannsson and      1 B747-200B
                                                         Net leases      Thora Gudmundsdottir-         2 B747-300
                                                                         Johannsson (100%)

Air Pacific               Fiji                 1951      Scheduled       Government of Fiji (51%)      1 B737-700
                                                                         Qantas (46%)                  2 B747-200B
                                                                         Air New Zealand (1.3%)        1 B767-300ER
                                                                         Others (1.4%)                 2 B737-800
                                                                         Pacific Islands               1 EMB-120
                                                                         governments (0.3%)

Air Liberte               France               1987      Scheduled and   British Airways (74%)         11 Fokker 100
                                                         Chartered       Groupe Bullore (26%)          1 ATR 42
                                                                                                       2 DC-10-30
                                                                                                       1 DC-10-30ER
                                                                                                       2 MD-82
                                                                                                       10 MD-83
                                                                                                       4 F-28-2000
Air Malta                 Malta                1973      Scheduled and   Maltese Government (96.4%)    2 A320-210
                                                         Chartered       Middle Sea Insurance (3.3%)   2 B737-200A
                                                                         Casser and Cooper             6 B737-300
                                                                         (Holidays) Ltd (0.3%)         1 B737-400

Alaska Airlines           United States        1932      Scheduled       Public (100%)                 40 B737-400
                          of America                     and Freight                                   4 B737-200C
                                                                                                       4 B737-200QC
                                                                                                       5 MD-82
                                                                                                       28 MD-83
                                                                                                       7 B737-700

Asiana                    South Korea          1988      Scheduled       Kumho Group (54.2%)           19 B737-400
                                                         (all cargo)     Pacific Investment Capital,   3 B737-500
                                                         and Chartered   UBS S.A.,                     8 B747-400
                                                                         Korean Development Bank,      4 B747-400F
                                                                         Korea Long Term Credit Bank   9 B767-300
                                                                         (45.8%)                       1 B767-300ER
                                                                                                       1 B767-300 ERF
                                                                                                       3 A321-230
B.R.A.                    Brazil               1999      Chartered       Private (100%)                1 A310-300

Britannia                 United Kingdom       1961      Chartered       Thomson Travel Holdings       22 B757-200
                                                                         (100%)                        4 B767-200EM
                                                                                                       2 B767-200ER
                                                                                                       4 B737-800
                                                                                                       7 B767-300ER

Canadian                  Canada               1986      Scheduled and   Canadian Airlines Corp (75%)  13 A320-210
                                                         Freight         Aurora Airline Investment     38 B737-200A
                                                                         Inc (AMR Corp) (25%)          6 B737-200C
                                                                                                       4 B747-400
                                                                                                       14 B767-300ER
                                                                                                       4 DC10-30
                                                                                                       3 DC10-30ER
                                                                                                       31 Fokker 28
                                                                                                       10 Dash 8-100
                                                                                                       14 Dash 8-300

                                               BEGAN        SERVICE                                          OPERATING
LESSEE                    DOMICILE           OPERATION       TYPE        OWNERSHIP                           FLEET(1)
------                    --------           ---------      -------      ---------                           ---------
China Airlines            Taiwan               1959      Scheduled,      China Civil Aviation          12 A300-620R
                                                         Chartered and   Development Foundation        10 B737-800
                                                         Freight         (71.1%)                       8 B747-200SF
                                                                         Others (28.9%)                12 B747-400
                                                                                                       2 MD-11
                                                                                                       2 Beechjet 400
                                                                                                       2 B747-400F
                                                                                                       2 B747-200F

China Hainan              China                1991      Scheduled and   American Aviation             5 B737-300
                                                         Executive       Investment (25%)              7 B737-400
                                                         Charters        Other (69.7%)                 5 B737-800
                                                                         Hainan Provincial Government  7 Metro 23
                                                                         (5.3%)                        1 Learjet-60
                                                                                                       1 Hawker 800
                                                                                                       1 Beechjet 400
                                                                                                       2 Dornier 328

Flying Colours            United Kingdom       1995      Chartered       Thomas Cook Travel Group      11 B757-200
                                                                         Ltd (100%)

Icelandair                Iceland              1937      Scheduled and   Public (100%)                 1 B737-300F
                                                         Freight                                       3 B737-400
                                                                                                       6 B757-200
                                                                                                       1 B757-200PF

KLM                       The Netherlands      1919      Scheduled and   Other (75%)                   19 B737-300
                                                         Freight         Government of the             19 B737-400
                                                                         Netherlands (25%)             8 B747-200B
                                                                                                       2 B747-200SF
                                                                                                       3 B747-300
                                                                                                       20 B747-400
                                                                                                       12 B767-300ER
                                                                                                       10 MD-11
                                                                                                       4 B737-800
                                                                                                       3 ATR 72-200
                                                                                                       2 BAe 146-300
                                                                                                       17 Fokker 100
                                                                                                       9 Fokker 50

Malev                     Hungary              1946      Scheduled and   Government of Hungary         3 B737-200A
                                                         Chartered       (96.8%)                       4 B737-300
                                                                         Municipalities (2.7%)         2 B737-400
                                                                         Other (0.5%)                  2 B737-500
                                                                                                       2 B767-200ER
                                                                                                       6 Fokker 70
                                                                                                       5 TU-154

National Airlines         United States of     1998      Scheduled       Rio Hotel, Harrah             11 B757-200
                          America                                        Entertainments and Wexford
                                                                         Management (100%)

Olympic                   Greece               1957      Scheduled       Government of Greece          2 A300-600R
                                                                         (100%)                        11 B737-200A
                                                                                                       1 B747-200B
                                                                                                       12 B737-400
                                                                                                       4 A340-310
                                                                                                       4 ATR 42-300
                                                                                                       7 ATR 72-200
                                                                                                       2 B717-200
                                                                                                       6 Fairchild 228
                                                                                                       1 A300-B4-200
                                                                                                       1 B737-300
                                                                                                       1 A300-B4-100

                                               BEGAN        SERVICE                                          OPERATING
LESSEE                    DOMICILE           OPERATION       TYPE        OWNERSHIP                           FLEET(1)
------                    --------           ---------      -------      ---------                           ---------
Region Air                Singapore            1988      Chartered       Hotel Properties Ltd (100%)   1 Beechjet 1900C
                                                                                                       1 Beechjet 1900D
                                                                                                       1 DHC 6-100
                                                                                                       1 Raytheon 130
                                                                                                       1 Raytheon 377

TransAer                  Ireland              1991      Chartered       Translift Holding (100%)      1 A300-B4-200
                                                                                                       1 A320-230

Transavia                 The Netherlands      1965      Scheduled and   KLM (80%)                     6 B737-300
                                                         Chartered       Nationale Investeringsbank    4 B757-200
                                                                         (20%)                         4 737-800

Transwede                 Norway               1946      Scheduled and   Braganza (33.4%)              5 B737-400
                                                         Chartered       Other (31.2%)                 20 B737-500
                                                                         KLM (30%)                     8 B737-700
                                                                         Bramora (5.4%)                1 B737-300
                                                                                                       4 Fokker 100
                                                                                                       10 BAe-146-200

TWA                       United States of     1930      Scheduled       Public (65%)                  10 B727-200A
                          America                                        Employees (30%)               27 B757-200
                                                                         Prince Al-Waleed bin Talal    10 B767-200EM
                                                                           (5%)                        6 B767-300ER
                                                                                                       16 DC-9-31
                                                                                                       12 DC-9-32
                                                                                                       1 DC-9-33CF
                                                                                                       40 MD-82
                                                                                                       64 MD-83

VASP                      Brazil               1933      Scheduled       Employees and Canhedo Group   3 A300-B2-200FF
                                                                         (60%)                         6 B737-200
                                                                         Sao Paolo State               1 B737-200F
                                                                         Government (40%)              1 B737-200C
                                                                                                       7 B737-300
                                                                                                       5 B727-200F
                                                                                                       7 MD-11
                                                                                                       13 737-200A
                                                                                                       1 737-200CA

---------------

(1) Includes the operating fleet of the lessee's wholly owned subsidiaries.
    Source: Airclaims Limited, and BACK Associates, Inc.

ITEM 2.  PROPERTIES

     MSAF Group has no ownership or leasehold interest in any real property.

     MSAF Group's registered and principal office is located at 1100 North Market Street, Rodney Square North, Wilmington, Delaware 19890-0001 and its telephone number is 1-302-651-1000.

     For a description of MSAF Group's interest in other property, see "Item 1. Business -- The Aircraft and Leases."

ITEM 3.  LEGAL PROCEEDINGS

     Neither MSAF Group nor any of its subsidiaries is involved in or subject to any legal or arbitration proceedings relating to claims or amounts which are material nor is MSAF Group aware that any such proceedings are pending or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of the date of this Report on Form 10-K, all of the beneficial interest in MSAF Group is owned by MSF, a wholly owned subsidiary of MSDW and no equity securities of MSAF Group are listed on any national exchange or traded in any established market.

     At the time of the issuance of the Old Notes, MSAF Group paid a beneficial interest distribution of approximately $976 million to MSF.

     For a discussion relating to the beneficial interest distribution and additional information regarding the corporate governance of MSAF Group, see "Item 1 Business -- MSAF Group."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data in the following table have been derived from, and should be read in conjunction with, MSAF Group's consolidated financial statements as of and for the fiscal year ended November 30, 1999, as of and for the fiscal year ended November 30, 1998 and for the period from October 30, 1997 (date of formation) to November 30, 1997, including the notes thereto (the "FINANCIAL STATEMENTS") appearing elsewhere in this Report on Form 10-K. MSAF Group's Financial Statements have been audited by Deloitte & Touche LLP, independent auditors.

                                                                                           PERIOD FROM
                                           FISCAL YEAR             FISCAL YEAR           OCTOBER 30, 1997
                                              ENDED                   ENDED            (DATE OF FORMATION)
                                        NOVEMBER 30, 1999       NOVEMBER 30, 1998      TO NOVEMBER 30, 1997
                                       --------------------    --------------------    --------------------
                                                              (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
Revenues:
  Lease income, net..................       $ 114,651                $120,005               $   4,747
  Investment income on collection
     account.........................           1,845                   2,156                      --
                                            ---------                --------               ---------
  Total revenues.....................         116,496                 122,161                   4,747
                                            ---------                --------               ---------
Expenses:
  Interest expense...................          63,584                  50,533                      --
  Depreciation expense...............          47,060                  38,876                      43
  Operating expenses:
     Service provider and other
       fees..........................           8,568                   9,534                      --
     Maintenance and other aircraft
       related costs.................           5,216                   2,969                      --
                                            ---------                --------               ---------
  Total expenses.....................         124,428                 101,912                      43
                                            ---------                --------               ---------
Net (loss)/income....................       $  (7,932)               $ 20,249               $   4,704
                                            =========                ========               =========
STATEMENT OF CASH FLOWS DATA:
Net cash provided by operating
  activities.........................       $  43,607                $ 83,941               $      --
Net cash used for investing
  activities.........................              --                (887,315)                (66,370)
Net cash (used for)/provided by
  financing activities...............         (43,338)                838,224                  66,370

                                                           NOVEMBER 30, 1999       NOVEMBER 30, 1998
                                                          --------------------    --------------------
                                                                     (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.............................         $   35,119              $   34,850
Total Assets..........................................            957,474               1,010,492
Total Liabilities.....................................          1,012,155               1,057,241
Total Beneficial Interestholder's Deficit.............            (54,681)                (46,749)

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

RECENT DEVELOPMENTS

     ACQUISITION OF ADDITIONAL AIRCRAFT

     During the second quarter of Fiscal 2000, MSAF Group intends to acquire a portfolio of 29 commercial aircraft from certain subsidiaries of MSDW. During Fiscal 1999, MSDW acquired two Fokker-50 aircraft from an affiliate of GE Capital Corporation and 27 aircraft from ILFC. MSAF Group intends to finance this acquisition by issuing additional notes.

     APPRAISED VALUES AT NOVEMBER 30, 1999

     The most recent appraisals of the value of each aircraft were obtained as of November 30, 1999 with total appraised value of the aircraft at November 30, 1999 equal to $953.1 million. The appraisals at November 30, 1999 did not indicate a decline in value sufficiently in excess of the value decline assumed under the terms of the Notes to require excess cash flows to be redirected to the Class A Notes pursuant to the scheduled principal payment amount for the Class A Notes under the Indenture. The next annual appraisals are due to occur no later than October 31, 2000.

     LESSEE DIFFICULTIES

     As of February 15, 2000, five current lessees were in arrears. The aircraft on lease to the five lessees in arrears represent 15.49% of the portfolio by appraised value at November 30, 1999. The total amount of rental payments, maintenance reserves and other miscellaneous amounts due under the leases with respect to these lessees amounted to approximately $2.7 million. MSAF Group holds security deposits of $2.2 million against these arrears. The weighted average number of days past due of such arrears was 57 days.

     In addition, as of February 15, 2000, an aggregate of $6.7 million (before set-off of security deposits of $2.9 million) was owed to MSAF Group from four of its former lessees. One Brazilian lessee owed

$4.4 million of this amount. In three cases, MSAF Group has re-leased the aircraft to other carriers. A fourth aircraft is subject to a non-binding letter of intent for lease, with a carrier based in the Middle East.

     REGIONAL ANALYSIS OF EXISTING ARREARS

     The categorization of countries into geographical regions, Developed Markets, Emerging Markets and Other is determined using MSCI designations.

     EUROPE AND MIDDLE EAST (EMERGING)

     MSAF Group currently leases 11.28% of the portfolio by appraised value at November 30, 1999 in the Europe and Middle East (Emerging) region. One of the five lessees in arrears, Air Alfa, is based in Turkey. At February 15, 2000, the total rental and maintenance arrears owed by this lessee was $1.7 million against which MSAF Group holds a security deposit of $0.7 million. The aircraft represents 4.17% of the appraised value of the portfolio at November 30, 1999. The obligations of Air Alfa under the lease are guaranteed by its parent company, Kombassan Holdings, and the servicer has instituted legal steps in Turkey to enforce the guarantee.

     A former lessee based in Turkey defaulted on its obligations under its leases and the aircraft was repossessed in April 1999. The lease was scheduled to expire in May 2000. The total amount of rental payments and maintenance reserves due under the lease at the date of repossession was $2.1 million, against which MSAF Group retained a security deposit of $0.7 million. The former lessee repaid $1.2 million of its arrears, and the aircraft was re-leased to another Turkish carrier.

     EUROPE (DEVELOPED)

     MSAF Group currently leases 29.05% of the portfolio by appraised value at November 30, 1999 in the Europe (Developed) region. At February 15, 2000, one of the five current lessees in arrears is based in Ireland. In January 2000, MSAF Group reached an agreement with TransAer to defer $0.5 million of rental and maintenance obligations. Repayment of the rental arrears plus interest is scheduled to be made over a five week period beginning on June 16, 2000. Repayment of the maintenance reserve plus interest is scheduled to be made in three monthly installments beginning on June 1, 2000. MSAF Group holds security deposits of $0.6 million against TransAer's deferred and current arrears. At February 15, 2000, the total current maintenance reserves arrears owed by TransAer was $0.1 million. The aircraft represents 3.21% of the appraised value of the portfolio at November 30, 1999.

     ASIA (EMERGING)

     MSAF Group currently leases 13.11% of the portfolio by appraised value at November 30, 1999 in the Asia (Emerging) region. At February 15, 2000, none of these lessees were in arrears.

     LATIN AMERICA (EMERGING)

     MSAF Group currently leases 9.33% of the portfolio in the Latin America (Emerging) region (4.35% in Mexico and 4.98% in Brazil) by appraised value of the portfolio at November 30, 1999. Two of the five current lessees in arrears are based in Latin America, both in Brazil. In addition, since March 1998, MSAF Group has leased a total of five aircraft to five lessees in Latin America. Two of those aircraft have been repossessed, one in Brazil and one in Mexico, and two other lessees restructured their arrears, both in Brazil.

     Brazil has experienced significant downturns in its economy and financial markets, with large decreases in financial asset prices, and, since it devalued its currency on January 13, 1999, dramatic decreases in the value of its currency.

     The rental arrears of a current Brazilian lessee, VASP, representing 2.08% of the portfolio by appraised value at November 30, 1999, were restructured in March 1999. Repayment of the arrears plus interest was scheduled to begin in August 1999 and end in January 2000. On February 10, 2000 the lessee made a payment of $1.3 million in full settlement of its current and deferred arrears up to January 31, 2000. As of February 15, 2000, VASP had not yet made its rental payment of $0.2 million due on February 1, 2000.

     The second current Brazilian lessee, which accounts for 2.90% of the appraised value of the portfolio at November 30, 1999, has been operating one A310-300 subject to a capital lease. In August 1999, MSAF Group and the lessee agreed to modify the terms of the existing capital lease by increasing the total rental payments to be received and by extending the lease term. As of February 15, 2000, $0.4 million of current arrears, representing approximately 36 days of rental, were due and unpaid.

     In July 1999, a Brazilian former lessee negotiated early termination of a B747-300 lease that was scheduled to expire in April 2003. The total amount of rental payments and maintenance reserves due under this lease to July 1999, the date of the termination agreement, was $4.8 million against which MSAF Group drew down a security deposit of $1.1 million. The former lessee, under the provisions of a restructuring agreement, has agreed to repay arrears of $4.8 million and approximately $6.0 million for certain maintenance and downtime costs over the next eight years. Payments to MSAF Group will be made semi-annually beginning October 15, 1999 with final payment due on October 15, 2007. The first payment of $0.4 million under this agreement was due and paid in October 1999. Maintenance work on this aircraft (including repairs to the engines) is almost completed and the aircraft is scheduled to be delivered to the new lessee on March 17, 2000. The re-leasing market for the B747-300 aircraft has recently been severely hit by overcapacity in the widebody market in general and for this aircraft type in particular. According to Airclaims, there are currently 79 B747-300 aircraft in the world fleet, of which 20 are currently available for lease. The new lease rate for this aircraft is approximately 20% of the previous rental reflecting the significant fall in demand for this aircraft type and the current oversupply. Future lease rentals for this aircraft will in part depend on the state of the Asian economies, where demand for these aircraft and other widebodies has been strongest in the past. This aircraft represents 5.15% of the portfolio by appraised value at November 30, 1999.

     A former Mexican lessee defaulted on its obligations under its lease of a B737-400 aircraft and the aircraft was repossessed in December 1999. The lease was scheduled to expire in May 2000. The total amount of rental payments and maintenance reserves due under the lease at the date of repossession was $0.6 million. This amount was partially offset by a security deposit of $0.5 million. The aircraft is currently undergoing maintenance work prior to re-leasing to a new lessee. This aircraft represents 2.30% of the portfolio by appraised value at November 30, 1999. On February 21, 2000, a court in Mexico declared TAESA bankrupt. It is uncertain whether MSAF Group will be able to recover the $0.1 million outstanding from TAESA.

     NORTH AMERICA (DEVELOPED)

     MSAF Group currently leases 13.43% of the portfolio by appraised value at November 30, 1999 in the North America (Developed) region. At February 15, 2000, one of the five current lessees in arrears was based in North America. On February 2, 2000, Canadian Airlines announced a debt restructuring and moratorium plan. The plan will result in a suspension of payments of approximately $135 million to lenders and aircraft lessors, including MSAF Group. The amounts will be repaid on a basis to be negotiated. According to a statement by the lessee, the payment schedule is expected to resume in late April 2000, following approval of the plan by all interested parties. As of February 15, 2000, the lessee owed $0.3 million in rental and maintenance obligations. MSAF Group holds a security deposit of $0.3 million in respect of this lessee. The aircraft represents 3.13% of the appraised value of the portfolio at November 30, 1999.

     OTHER

     MSAF Group currently leases 16.78% of the portfolio by appraised value at November 30, 1999 in the "Other" region. As of February 15, 2000, none of these lessees were in arrears.

     A lease with Guyana Airways was terminated by agreement on April 2, 1999 with rental arrears of $1.3 million. The total costs of redelivery were $5.6 million in excess of amounts received in settlement from Guyana Airways. The aircraft is a B757-200 and accounts for 3.50% of the appraised value of the portfolio at November 30, 1999. The aircraft was re-leased to National Airlines, a U.S. carrier, in June 1999.

     NEW AIRCRAFT SAFETY STANDARDS

     The United States Federal Aviation Administration ("FAA") recently issued two Notices of Proposed Rule Making ("NPRM"). One NPRM, issued on August 11, 1999, relates to fire safety standards in certain types of aircraft. As proposed, the resulting Airworthiness Directive ("AD"), which would apply to MSAF Group's MD-82 and MD-83 aircraft, would require operators of those aircraft to replace the current fire insulation blankets. The second NPRM, issued on October 28, 1999, relates to improving fuel tank safety in certain types of aircraft. As proposed, the resulting AD, which would apply to almost all of MSAF Group's aircraft, would require operators of those aircraft to develop and implement an FAA approved maintenance and inspection program for fuel tanks. It is not currently known whether these NPRMs will result in ADs. Under the leases for the aircraft that would be affected, all costs of compliance with ADs are the obligations of the lessees.

     INSPECTIONS OF MD-80S

     On February 11, 2000, following an accident involving a MD-83 aircraft, the FAA issued an AD covering DC-9 (MD-83), MD-88, MD-90 and B717 aircraft. The AD required inspection of the stabilization equipment on these aircraft types within three days. MSAF Group owns one MD-82 and two MD-83 aircraft, representing 6.01% of the portfolio by appraised value at November 30, 1999. Under the leases of the affected aircraft, all costs of compliance with the AD are the obligation of the lessees.

     The Servicer has confirmed that it believes that all of MSAF Group's MD-82 and MD-83 aircraft were inspected in accordance with instructions of this AD. The terms of MSAF Group's leases do not require the lessees to report to MSAF Group their actions to comply with ADs.

RESULTS OF OPERATIONS -- YEAR ENDED NOVEMBER 30, 1999

     MSAF Group's results of operations for the year ended November 30, 1999 ("FISCAL 1999") are not directly comparable to those of the year ended November 30, 1998 ("FISCAL 1998") as MSAF Group did not own its aircraft portfolio throughout Fiscal 1998. In addition, the Notes were issued on March 3, 1998 and accordingly, MSAF Group did not incur any interest expense for the first three months of Fiscal 1998.

     NET (LOSS)/INCOME

     MSAF Group incurred a net loss of $7.9 million in Fiscal 1999 as compared to net income of $20.2 million in Fiscal 1998. The decrease in net income primarily reflects higher levels of interest expense, depreciation expense and maintenance and other aircraft related costs in Fiscal 1999.

     MSAF Group is a Delaware business trust treated as a branch of MSF for U.S. Federal, state and local income tax purposes. As such, MSAF Group is not subject to U.S. Federal, state and local income taxes.

     LEASE INCOME

     Lease income for Fiscal 1999 amounted to $114.7 million as compared to $120.0 million in Fiscal 1998. MSAF Group's lease income for Fiscal 1999 were adversely affected by provisions for doubtful accounts aggregating $6.4 million. Such provisions were recorded by MSAF Group due to financial difficulties experienced by certain of its existing lessees, as well as to reserve against amounts owed to MSAF Group by certain of its former lessees whose aircraft have already been repossessed (see "Lessee Difficulties"). Provisions for doubtful accounts amounted to $0.7 million for Fiscal 1998. The increase in provisions for doubtful accounts were partially offset by an increase in lease revenues, as MSAF Group did not own all of the aircraft throughout Fiscal 1998.

     Lease income also includes certain maintenance reserve amounts which are received from certain of MSAF Group's lessees. MSAF Group records the cash prepayments made by lessees for maintenance as a component of the liability for maintenance account which appears on the Consolidated Balance Sheets. When the lessee incurs maintenance expenditures, MSAF Group must return a corresponding amount of the prepayment to the lessee. At this time, MSAF Group will forward cash to the lessee, with a corresponding decrease to the liability for maintenance account. MSAF Group will only reimburse the lessee for the cost of maintenance expenditures to the extent that sufficient prepayments have been made by the lessee. At the time an aircraft is re-leased to a new lessee, an assessment is made of the expected maintenance reserve requirements; any excess reserve is then released to lease income.

     INVESTMENT INCOME

     MSAF Group earned investment income of $1.8 million in Fiscal 1999 as compared to $2.2 million in Fiscal 1998. Investment income has declined as the excess cash held in March 1998 was utilized to acquire an additional aircraft during Fiscal 1998, as well as the return of excess cash to investors in respect of an undelivered aircraft.

     INTEREST EXPENSE

     Interest expense, including swap costs of $5.3 million as compared to $2.2 million in Fiscal 1998, amounted to $63.6 million in Fiscal 1999 as compared to $50.5 million in Fiscal 1998. Interest expense relates to the cost of the Notes which were issued on March 3, 1998. The weighted average interest rate on the Subclass A-1 to D-1 Notes during Fiscal 1999 was 6.03% as compared to 6.33% in Fiscal 1998. The average debt in respect of the Subclass A-1 to D-1 Notes outstanding during Fiscal 1999 was $956.0 million as compared to $1,012.2 million in Fiscal 1998. Interest expense is higher in Fiscal 1999 because the Notes were issued on March 3, 1998 and accordingly, MSAF Group did not incur any interest expense for the first three months of Fiscal 1998.

     MSAF Group is a party to seven interest rate swaps with Morgan Stanley Capital Services Inc. ("MSCS"), a wholly-owned subsidiary of MSDW. In five of these swaps, MSAF Group pays a fixed monthly coupon and receives one month LIBOR on a notional balance of $900 million and in two of these swaps, MSAF Group pays one month LIBOR and receives a fixed monthly coupon on a notional balance of $200 million.

     MSAF Group was a party to one additional interest rate swap with MSCS with a notional balance of $100 million that matured on November 15, 1999. In that swap MSAF Group paid a fixed monthly coupon and received one month LIBOR.

     All eight original swaps were originally entered into by MSCS, with an internal swaps desk as the counterparty, on November 12, 1997 and February 19, 1998, respectively. On March 3, 1998, all eight of the original swaps were assigned to MSAF Group by MSCS and on such date such swaps had an aggregate fair value of approximately $(15.3) million. No consideration was paid to or received by MSAF Group in connection with the assumption of these swap positions. MSAF Group has recorded the assumption of these interest rate swaps at their fair value by recognizing a liability within other liabilities in its Consolidated Balance Sheets, with a corresponding charge to deemed distribution, a component of Beneficial Interestholder's Deficit.

     Three of the original swaps assumed from MSCS having an aggregate notional principal amount of $700 million are accounted for as hedges of its obligations under the Notes. Under these swap arrangements MSAF Group will pay fixed and receive floating amounts on a monthly basis. The fair value of the liability assumed relating to those swaps which are being accounted for as hedges is being deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. This amount and the differential payable or receivable on such interest rate swap contracts, to the extent such swaps are deemed to be effective hedges for accounting purposes, are recognized as an adjustment to interest expense. The portion of these swaps not deemed to be hedges for accounting purposes are accounted for on a mark-to-market basis with changes in fair value reflected in interest expense.

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

     DEPRECIATION

     The charge for depreciation in Fiscal 1999 amounted to $47.1 million as compared to $38.9 million in Fiscal 1998. The increase in Fiscal 1999 reflects that MSAF Group did not own all of the aircraft throughout the entire Fiscal 1998 period.

     OPERATING EXPENSES

     Service Provider and Other Fees. Service provider and other fees for Fiscal 1999 were $8.6 million as compared to $9.5 million in Fiscal 1998. The most significant element in both periods was the aircraft servicing fee paid to ILFC, which amounted to $5.2 million in Fiscal 1999, and $6.0 million in Fiscal 1998. The fee paid in Fiscal 1998 included an initial upfront fee of $2.0 million paid to ILFC at the inception of the Servicing Agreement. MSAF Group's service provider expenses also included $1.6 million in respect of administrative agency and cash management fees in Fiscal 1999 as compared to $1.3 million in Fiscal 1998. These fees were lower in Fiscal 1998 as MSAF Group did not own all of the aircraft throughout that period.

     Maintenance and Other Aircraft Related Costs. Maintenance and other aircraft related costs in Fiscal 1999 amounted to $5.2 million as compared to $3.0 million in Fiscal 1998. The increase in Fiscal 1999 primarily reflected additional maintenance and redelivery costs incurred by MSAF Group associated with an aircraft previously leased to Guyana Airways. Such costs were necessary to prepare the aircraft for a new lessee (see "Lessee Difficulties"). In the next six months it is likely that maintenance disbursements will increase due to an increase in the number of anticipated maintenance events.

     Included within maintenance and other aircraft related costs were insurance, re-leasing and other costs which amounted to $2.5 million in Fiscal 1999 as compared to $1.0 million in Fiscal 1998. The increase reflects a higher level of re-leasing events during Fiscal 1999. It is expected that re-leasing costs will increase proportionately over the next several months due to costs relating to reconfiguring aircraft for new lessees upon redelivery.

RESULTS OF OPERATIONS -- YEAR ENDED NOVEMBER 30, 1998

     MSAF Group's results of operations for Fiscal 1998 and the period from October 30, 1997 (date of formation) to November 30, 1997 ("FISCAL 1997") are discussed below. The results for Fiscal 1998 and Fiscal 1997 are not directly comparable since Fiscal 1997 only reflects one month of operations.

     NET INCOME

     Net income for Fiscal 1998 was $20.2 million. Fiscal 1997's net income was $4.7 million.

     LEASE INCOME

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

     INVESTMENT INCOME

     MSAF Group earned investment income of $2.2 million in Fiscal 1998. Investment income is expected to decline in future periods because excess cash has now either been used to acquire the aircraft or refunded to investors in respect of one undelivered aircraft.

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

     OPERATING EXPENSES

     Service Provider and Other Fees. Service provider and other fees for Fiscal 1998 were $9.5 million. The most significant element was the aircraft servicing fee paid to ILFC, which amounted to $6.0 million for the year and included an initial upfront fee of $2.0 million paid to ILFC at the inception of the Servicing Agreement. A significant portion of the fees payable to ILFC are calculated as a percent of rental revenue actually received. Accordingly, the fees paid to ILFC reflected the lower rental revenue caused by AOGs and undelivered aircraft during the period. MSAF Group's service provider expenses also included $1.3 million in respect of administrative agency and cash management fees.

     Maintenance and Other Aircraft Related Costs. Maintenance and other aircraft related costs in Fiscal 1998 amounted to $3.0 million. These costs reflected additional maintenance work that was performed on the four aircraft which were repossessed. This work included an airframe structural check for certain of the aircraft and the installation of new landing gear.

     Included within maintenance and other aircraft related costs were insurance, re-leasing and other costs incurred in Fiscal 1998, which amounted to approximately $1.0 million.

FINANCIAL RESOURCES AND LIQUIDITY

     See Appendix 1 for more information regarding the cash performance of MSAF Group for the year ended November 30, 1999.

     LIQUIDITY

     MSAF Group's cash and cash equivalents balances at November 30, 1999 were $35.1 million. Of this amount, $25 million represents the cash portion of the Liquidity Reserve Amount (as defined below) and $10.1 million represents rental and maintenance receipts and cash held for accrued expenses.

     In addition to the $25 million cash portion at November 30, 1999, the Liquidity Reserve Amount also contained $40.4 million of undrawn credit and liquidity facilities from MSDW and ILFC.

     CASH FLOWS FROM OPERATING ACTIVITIES

     Operating cash flows depend on many factors including the performance of lessees and MSAF Group's ability to re-lease aircraft, the average cost of the Notes, the effectiveness of MSAF Group's interest rate hedging policies and whether MSAF Group will be able to refinance certain subclasses of Notes that may not be repaid with lease cash flows.

     Net cash provided by operating activities in Fiscal 1999 amounted to $43.6 million, principally reflecting non-cash depreciation expense of $47.1 million, a net loss of ($7.9) million, and provision for doubtful accounts of $6.4 million.

     Net cash provided by operating activities in Fiscal 1998 amounted to $83.9 million, principally reflecting non-cash depreciation expense of $38.9 million, net income of $20.2 million, and changes in maintenance liabilities of $13.2 million and deferred rental income of $7.4 million.

     CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

     In Fiscal 1999, MSAF Group did not utilize any cash for investing activities while in Fiscal 1998, cash of $887.3 million was used to acquire aircraft.

     In Fiscal 1999, the $43.3 million of cash used for financing activities reflected repayments of principal on the Notes. In Fiscal 1998, net cash flows provided by financing activities were $838.2 million, reflecting proceeds received from the issuance of Notes, repayment of borrowings from MSF and repayments of principal on the Notes.

     INDEBTEDNESS

     MSAF Group's indebtedness primarily consisted of the Subclass A-1 to D-1 Notes in the amount of $935.5 million at November 30, 1999. You should refer to "Interest Rate Risk Management" for a presentation of the outstanding principal amounts and estimated fair values of each subclass of Notes as of November 30, 1999.

     The Liquidity Reserve Amount was approximately $65.4 million on November 30, 1999. The "MINIMUM LIQUIDITY RESERVE AMOUNT" may be funded with cash and with Eligible Credit Facilities and was approximately $15 million on November 30, 1999. The Liquidity Reserve Amount and the Minimum Liquidity Reserve Amount may be increased or decreased from time to time for any reason (including upon acquisitions of additional aircraft) by an action of the Controlling Trustees in light of changes in, inter alia, the condition of the Aircraft, the terms and conditions of the leases, the financial condition of the lessees, sales of aircraft and prevailing industry conditions; provided that MSAF Group will obtain confirmation in advance in writing from the rating agencies that any proposed reduction in the Liquidity Reserve Amount or the Minimum Liquidity Reserve Amount will not result in a lowering or withdrawal by any of the rating agencies of their respective ratings of any Notes.

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

     In addition, under the ILFC facility, ILFC will make loans to MSAF Group which MSAF Group may use for the same purposes as those for which the Liquidity Reserve Amount may be applied as discussed above under "-- Liquidity Reserve Amount," including to pay interest and minimum principal payment amounts payable under the Indenture on the Notes. ILFC's obligation to make such amounts available shall be limited to the ILFC facility commitment which was approximately $30.4 million on November 30, 1999. The ILFC facility commitment shall be equal to, (i) at any time before an early termination of the Servicing Agreement for a reason other than a sale of all the aircraft in MSAF Group's current portfolio or the repayment or defeasance of MSAF Group's debt (a "FACILITY REDUCTION EVENT"), the sum of, (A) $10 million plus, (B) total security deposits held by ILFC for the benefit of MSAF Group at such time minus,
(C) all drawings previously made by MSAF Group under the ILFC facility and required to be repaid to ILFC but not repaid at such time, and (ii) at any time from and after a Facility Reduction Event, $10 million minus all ILFC facility drawn amounts required to be repaid to ILFC but not repaid at such time.

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

     MSDW's agreement to provide the MSDW facility will expire on the earlier of, (i) a sale of all the aircraft, and (ii) the repayment or defeasance of all MSAF Group's debt. MSDW has been designated by the Controlling Trustees as an Eligible Provider. MSDW's long-term unsecured debt is currently rated Aa3 by Moody's Investors Service ("Moody's"), A+ by Standard & Poor's and AA by Duff & Phelps Credit Rating Co. ("DCR").

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

     YEAR 2000

     MSAF Group has not suffered any adverse impact on its business and results of operations resulting from information technology upon which its lessees and service providers rely not being year 2000 compliant. No instances of non-compliance with year 2000 have been reported to MSAF Group by any of its lessees or service providers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     MSAF Group's principal market risk exposure is to changes in interest rates. This exposure arises from its Notes and the derivative instruments used by MSAF Group to manage interest rate risk.

     The terms of each subclass of the Notes, including the outstanding principal amount and estimated fair value as of November 30, 1999 are as follows:

                         OUTSTANDING                                                                    ESTIMATED FAIR
                       PRINCIPAL AMOUNT        ANNUAL                                                      VALUE AT
                       AT NOVEMBER 30,      INTEREST RATE     EXPECTED FINAL PAYMENT   FINAL MATURITY    NOVEMBER 30,
SUBCLASS OF NOTE             1999         (PAYABLE MONTHLY)            DATE                 DATE             1999
----------------       ----------------   -----------------   ----------------------   --------------   --------------
                         ($000'S)                                                                        ($000'S)
Subclass A-1               $400,000         LIBOR + 0.21%           March 15, 2000     March 15, 2023      $399,800
Subclass A-2                234,533         LIBOR + 0.35%       September 15, 2005     March 15, 2023       234,298
Subclass B-1                 91,023         LIBOR + 0.65%           March 15, 2013     March 15, 2023        86,289
Subclass C-1                 99,987                 6.90%           March 15, 2013     March 15, 2023        86,239
Subclass D-1                110,000                 8.70%           March 14, 2014     March 15, 2023        96,250

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

     MSAF Group is a party to seven interest rate swaps with MSCS. In five of these swaps MSAF Group pays a fixed monthly coupon and receives one month LIBOR and in two of these swaps MSAF Group pays one month LIBOR and receives a fixed monthly coupon on the notional balances as set out below:

                                                                                    ESTIMATED
                                                                                  FAIR VALUE AT
NOTIONAL                                          FIXED MONTHLY   FIXED MONTHLY   NOVEMBER 30,
BALANCE    EFFECTIVE DATE       MATURITY DATE       PAY RATE      RECEIVE RATE        1999
--------  -----------------   -----------------   -------------   -------------   -------------
($000'S)                                                (%)             (%)        ($000'S)
300,000   November 12, 1997   November 15, 2000      6.1325              --              (71)
200,000   November 12, 1997   November 15, 2002      6.2150              --            1,726
200,000   November 12, 1997   November 15, 2004      6.2650              --            3,596
150,000   November 12, 1997   November 15, 2007      6.3600              --            3,807
 50,000   November 12, 1997   November 15, 2009      6.4250              --            1,504
150,000   February 19, 1998   November 15, 2007          --           5.860           (8,456)
 50,000   February 19, 1998   November 15, 2009          --           5.905           (3,397)

     MSAF Group was a party to one additional interest rate swap with MSCS with a notional balance of $100 million that matured on November 15, 1999. In that swap MSAF Group paid a fixed monthly coupon and received one month LIBOR.

     All eight original swaps were originally entered into by MSCS with an internal swaps desk as the counterparty on November 12, 1997 and February 19, 1998, respectively. On March 3, 1998, all eight of the above swaps were assigned to MSAF Group by MSCS. Although MSAF Group's floating rate liability at March 3, 1998 was approximately $800 million (after the repayment of principal due to the undelivered aircraft), the net economic effect of assigning all eight swaps to MSAF Group with an aggregate notional amount of $1.2 billion was to fix the interest rate liability at the November 12, 1997 interest rate. MSAF Group required this certainty both in furtherance of its interest rate risk management policy not to be adversely exposed to material movements in interest rates from November 12, 1997 (shortly after MSAF Group entered into the asset purchase agreement with ILFC for the acquisition of the aircraft and related fixed rate leases) and, by fixing the principal liabilities relating to the transaction, to facilitate the structuring of the transaction.

     MSAF Group regularly reviews its interest rate risk management requirements. In the future MSAF Group expects to seek to enter into additional swaps or sell at market value or unwind part or all of the initial and any future swaps in order to rebalance the fixed and floating mix of interest obligations (including those arising as a result of previous interest rate swaps entered into) and the fixed and floating mix of rental payments.

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

     The Controlling Trustees are responsible for reviewing and approving the overall interest rate management policies and transaction authority limits. Counterparty risk is monitored on an ongoing basis. Counterparties will be subject to the prior approval of the Controlling Trustees. MSAF Group's counterparties are currently all affiliates of MSDW. Future counterparties may consist primarily of the affiliates of major United States and European financial institutions (including special-purpose derivative vehicles) which have credit ratings, or which provide collateralization arrangements, consistent with maintaining the ratings of the Notes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CONTROLLING AND INDEPENDENT TRUSTEES

     The Controlling Trustees and Independent Trustees of MSAF Group, their respective ages and principal activities are as follows:

NAME                                            AGE   TITLE
----                                            ---   -----
Karl Essig...................................   48    Controlling Trustee
Alexander C. Frank...........................   42    Controlling Trustee
A. Maurice Mason.............................   36    Controlling Trustee
C. Scott Peterson............................   39    Alternate Controlling Trustee
Juan C. O'Callahan...........................   66    Independent Trustee
Alexander C. Bancroft........................   62    Independent Trustee

     Karl Essig is a Managing Director and the co-head of the Global Securitized Products Group at MSDW. Mr. Essig joined MSDW in August of 1980 and has worked in the London, New York and Tokyo offices on corporate finance, capital markets, derivatives and securitization transactions. In 1986 he founded Morgan Stanley's Asset-Backed Finance Group which he headed for five years. In 1992, Mr. Essig established the International Securitisation Group, focusing on transactions in Europe and Asia, and during 1999 was appointed co-head of the worldwide business. Mr. Essig is a graduate of Stanford University and the Yale School of Management.

     Alexander C. Frank is a Managing Director in the Corporate Treasury Department, and the Treasurer of MSDW. Mr. Frank joined MSDW in 1985 and has worked in the New York and London offices, in the firm's Corporate Treasury and Corporate Tax Departments. In 1990 he established Morgan Stanley Treasury's European Capital and Financing activity in London. In 1993 Mr. Frank assumed responsibility for the firm's Global Capital and Finance function and became the Treasurer for North and South American activities. In 1998, Mr. Frank was appointed Treasurer of MSDW. Mr. Frank is a graduate of Dartmouth College and the University of Michigan School of Business Administration.

     A. Maurice Mason is a Managing Director in the Aircraft Group at Morgan Stanley & Co. International Limited. He joined MSDW's Investment Banking Division in 1994 where he was responsible for MSDW's corporate finance activities in the European transportation sector. Prior to joining MSDW, he spent over six years in the capital markets group at GPA Group plc. Mr. Mason received a BA, BAI degree from Trinity College, Dublin.

     C. Scott Peterson is a Managing Director in the Aircraft Group at Morgan Stanley & Co. International Limited. Mr. Peterson joined MSDW in 1988 in the Fixed Income Division. In 1989 he established the Equipment Finance Group to focus on transactions backed by aircraft and other capital equipment and led both the Equipment Finance and Liability Management Groups until his transfer to London in 1996. Mr. Peterson is a graduate of Oregon State University and The Wharton School.

     Juan C. O'Callahan is principal of JOCR, an aviation consultancy based in Connecticut. He joined The Boeing Company in 1961 after a career as a fighter pilot with the United States Marine Corps and has since worked at Pacific Air Lines, World Airways and GPA Group plc (having founded TAI, a forecasting and valuation consultancy that was acquired by GPA in 1982). He has served on the boards of America West Inc., Avitas Inc., Pembroke Capital Limited and WorldCorp Inc. Mr. O'Callahan is a graduate of the University of Pittsburgh, where he obtained a BSc in Aeronautical Engineering.

     Alexander C. Bancroft is a partner of the law firm of Shearman & Sterling. He specializes in the legal aspects of the financing of aircraft and other transportation equipment. He joined Shearman & Sterling in 1964 after military service and became a partner in 1973. Mr. Bancroft is a graduate of Harvard College and Harvard Law School.

     The Independent Trustees are entitled to participate in all meetings of the Controlling Trustees but are only entitled to vote on any action (i) to cause MSAF Group or any subsidiary of MSAF Group to institute any proceeding seeking liquidation or insolvency or similar proceeding, (ii) to consent to any liquidation, insolvency or similar proceeding instituted against MSAF Group or any subsidiary of MSAF Group, (iii) to take certain other actions related to insolvency matters, and (iv) to sell, transfer, or otherwise dispose of, directly or indirectly, any aircraft where the proceeds received from such sale or transfer are less then certain targets set forth in the Indenture, and the unanimous consent of all the Controlling Trustees and the Independent Trustees shall be required to take any action specified in clauses (i), (ii) or (iii) above.

     As is common with many other special purpose companies, MSAF Group will not have any employees or executive officers. Accordingly, the Controlling Trustees will rely upon ILFC and the other service providers, including affiliates of MSDW, for all asset servicing, executive and administrative functions pursuant to the respective service provider agreements. See "Risk Factors -- No Executive Management -- Reliance on Third Parties to Manage Our Business." Certain individuals other than the Controlling Trustees and the Independent Trustees listed above may serve as controlling or independent trustees or directors of various subsidiaries of MSAF Group where provisions of local law mandate a particular citizenship for trustees or directors.

THE SERVICER

     ILFC and its affiliates cannot be held responsible for any liabilities of MSAF Group or its affiliates, including any payments due to you on the Notes.

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

     ILFC provides the services in accordance with the express terms of its Servicing Agreement with MSAF which, inter alia, provides that ILFC will act in accordance with applicable law and with directions given by MSAF Group from time to time in accordance with the Servicing Agreement. In addition, under the Servicing Agreement, ILFC agrees to perform its services in accordance with the ILFC Services Standard and the ILFC Conflicts Standard, as defined on page 47 of this report on Form 10-K.

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

     -  current aircraft sales;

     - arranging valuations and monitoring and advising MSAF Group on regulatory developments;

     - assisting MSAF Group to stay in compliance with certain covenants under the Indenture;

     - providing MSAF Group with data and information relating to our aircraft and the commercial aviation industry;

     - assistance with any public or private offering and sale of refinancing notes or additional notes;

     - legal and other professional services relating to the lease, sale or financing of our aircraft, amendment modification or enforcement of our aircraft lease; and

     - periodic reporting of operational, financial and other information on our aircraft and leases.

     OPERATING GUIDELINES

     ILFC does not have any fiduciary or other implied duties to you or MSAF Group, and its obligations are limited to the express terms of the servicing agreement. In accordance with the express terms of the servicing agreement, ILFC will act in accordance with applicable law and with MSAF Group's directions.

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

     (2) If a conflict of interest arises regarding ILFC's management, servicing or marketing of: (a) any two aircraft or (b) any aircraft and any other assets owned, managed, serviced or marketed by ILFC, ILFC is required to notify MSAF Group and perform the services in good faith. If the two aircraft and other assets owned, managed, serviced or market by ILFC are substantially similar in terms of objectively identifiable characteristics that are relevant for the particular services to be performed, ILFC will not discriminate among the aircraft or between any of the aircraft and any other aircraft then owned, managed, serviced or marketed by ILFC on an unreasonable basis. This is referred to in this Report on Form 10-K as the ILFC Conflicts Standard.

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

     - a sales-based fee equal to 1.5% of the lesser of the net proceeds of any sale and the target amount for the relevant aircraft agreed in advance by MSAF Group and ILFC; and

     - a sales-based incentive fee equal to 5% of any excess of the net proceeds of an aircraft sale over the target sales price for the aircraft.

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

     Each party will also have the right to terminate the Servicing Agreement under certain circumstances. ILFC may terminate the Servicing Agreement if:

     - MSAF Group does not pay any amount payable by MSAF Group within five days of a delinquency notice;

     - MSAF Group or any of its subsidiaries shall materially breach any of their obligations under the Servicing Agreement other than payment obligations;

     - all of the public debt of the MSAF Group is repaid or defeased in full in accordance with the terms of any Indenture;

     -  all of the aircraft in MSAF Group's initial portfolio are sold;

     - an involuntary proceeding under applicable bankruptcy, insolvency, receivership or similar law against MSAF Group, any of its subsidiaries or a substantial part of the property or assets of any person within MSAF Group, continues undismissed for 120 days or any such person shall go into liquidation, suffer a receiver or mortgagee to take possession of all or substantially all of its assets or have an examiner appointed over it, or a petition or proceeding is presented for any of the foregoing and not discharged within 120 days; or

     - a voluntary proceeding is commenced under bankruptcy, insolvency, receivership or similar law against MSAF Group or any of its subsidiaries or MSAF Group or any of its subsidiaries, consents to the institution of, or fails within 120 days to contest the filing of, any petition described above, or files an answer admitting the material allegations of any such petition, or makes a general assignment for the benefit of its creditors.

     MSAF Group may terminate the Servicing Agreement if:

     - ILFC materially breaches any of its obligations under the Servicing Agreement;

     - ILFC fails, within a reasonable period of time, to re-lease an aircraft upon the termination of any lease or to sell an aircraft upon commercially reasonable written direction from MSAF Group;

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

     Except where ILFC terminates the Servicing Agreement because MSAF Group does not pay ILFC, the Servicing Agreement may not be terminated, unless a replacement servicer has been appointed and accepted such appointment. In the event that a replacement servicer has not been appointed within 90 days after any termination of the Servicing Agreement or resignation by ILFC, ILFC may petition any court of competent jurisdiction for the appointment of a replacement servicer.

     ASSIGNMENT OF SERVICING AGREEMENT

     ILFC, and MSAF Group may not assign their rights and obligations under the Servicing Agreement without each others prior consent.

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

CORPORATE MANAGEMENT

     With regard to the corporate affairs of MSAF Group, the administrative agent, the cash manager and the financial advisor provide management services to MSAF Group as follows:

     ADMINISTRATIVE AGENT

     Cabot Aircraft Services Limited ("CABOT") acts as the administrative agent of MSAF Group.

     Cabot is responsible for providing administrative, accounting, bank account management and calculation and other services to MSAF Group. Cabot's duties include:

     - monitoring the performance of ILFC (including ILFC's compliance with the Servicing Agreement) and reporting on such performance to MSAF Group;

     - assisting MSAF Group in establishing a program for evaluating ILFC's performance under the Servicing Agreement;

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

     - overseeing the general operation of the credit facility with ILFC whereby ILFC has agreed to make loans to MSAF Group to provide MSAF Group with liquidity necessary to meet its obligations under the Notes;

     - overseeing the general operation of the MSDW credit facility whereby MSDW has agreed to make loans to MSAF Group to provide MSAF Group with liquidity necessary to meet its obligations under the Notes;

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

     MSAF Group may remove Bankers Trust at any time on 90 days' written notice as long as MSAF Group has engaged another person or entity to perform the services that were being provided by Bankers Trust. Bankers Trust may resign on 90 days' written notice as long as MSAF Group has engaged another person or entity to perform the services that were being provided by Bankers Trust.

     FINANCIAL ADVISOR

     Morgan Stanley & Co. Incorporated acts as the financial advisor.

     The financial advisor is responsible for assisting MSAF Group in developing and implementing its interest rate risk management policies and developing models for the purposes of analyzing the financial impact of aircraft lease, sale and capital investment decisions. The financial advisor receives a fee of $50,000 per annum, payable monthly in arrears in equal instalments, from MSAF Group in respect of its services to MSAF Group. MSAF Group or the financial advisor may terminate the Financial Advisory Agreement on 30 days' written notice.

     DELAWARE TRUSTEE

     Wilmington Trust Company maintains the books and records, including minute books and records and trust certificate records, of MSAF Group. Wilmington Trust makes available telephone, telecopy, telex and post office box facilities and maintains MSAF Group's principal place of business in Delaware.

ITEM 11.  EXECUTIVE COMPENSATION

     All trustees are compensated for travel and other expenses incurred by them in the performance of their duties. MSAF Group will pay each Independent Trustee $50,000 per annum for their services in such capacity. The Controlling Trustees appointed by a subsidiary of MSDW as the depositor of MSAF Group will not receive remuneration from MSAF Group for their services.

     The Controlling Trustees have not received any additional cash or non-cash compensation as salary or bonus for their services as Controlling Trustees. In the future, however, Controlling Trustees may receive an interest in the Beneficial Interest. None of the trustees of MSAF Group currently has an employment contract with MSAF Group.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     MSAF Group has had and currently maintains various relationships with MSDW. First, MSDW acted as a promoter in establishing the entities that comprise MSAF Group. Second, in Fiscal 1998 MSAF Group received approximately $920 million in non-interest bearing loans from MSF, a wholly owned subsidiary of MSDW, which were utilized to purchase 31 of the 32 aircraft. Third, MSF holds all of the beneficial interest in MSAF Group and at the time of the issuance of the Notes in Fiscal 1998, MSF received a beneficial interest distribution of approximately $976 million. Fourth, Cabot, an indirect wholly owned subsidiary of MSDW acts as the Administrative Agent for MSAF Group. Fifth, the Controlling Trustees and the Alternate Controlling Trustee of MSAF Group are four individuals appointed by a subsidiary of MSDW. Sixth, Morgan Stanley & Co. Incorporated is acting as financial advisor to MSAF Group.

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

     21.1 Subsidiaries of MSAF*

     23.1 Consent of Aircraft Information Services, Inc.**

     23.2 Consent of BK Associates, Inc.**

     23.3 Consent of Airclaims Limited**

     23.4 Consent of Aircraft Value Analysis Company**

     23.5 Consent of Morten Beyer and Agnew**

     27.1 Financial Data Schedule**

     99.1 Appraisal of Aircraft Information Services, Inc. relating to the Aircraft**

     99.2 Appraisal of BK Associates, Inc. relating to the Aircraft**

     99.3 Appraisal of Airclaims Limited relating to the Aircraft**

     99.4 Appraisal of Aircraft Value Analysis Company relating to the
        Aircraft**

     99.5 Appraisal of Morten Beyer and Agnew relating to the Aircraft**
---------------

 * Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-56575), previously filed with the Securities and Exchange Commission

** Filed herewith

     (b). Reports on Form 8-K: filed for event dates September 13, 1999, October 14, 1999 and November 12, 1999 (each relating to the monthly report to holders of the Notes) and November 30, 1999 (relating to the annual appraisal of the aircraft).

     (d).  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MORGAN STANLEY AIRCRAFT FINANCE

                                          By: /s/ C. SCOTT PETERSON
                                            ------------------------------------
                                            C. Scott Peterson
                                            Alternate Controlling Trustee

Dated: February 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 28, 2000.

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

                 /s/ JUAN C. O'CALLAHAN                                   Independent Trustee
--------------------------------------------------------
                   Juan C. O'Callahan

               /s/ ALEXANDER C. BANCROFT                                  Independent Trustee
--------------------------------------------------------
                 Alexander C. Bancroft

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Auditors..............................    F-2
Consolidated Balance Sheets.................................    F-3
Consolidated Statements of Operations.......................    F-4
Consolidated Statements of Cash Flows.......................    F-5
Consolidated Statements of Changes in Beneficial
  Interest/(Deficit)........................................    F-6
Notes to the Consolidated Financial Statements..............    F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Trustees of
Morgan Stanley Aircraft Finance and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Morgan Stanley Aircraft Finance and Subsidiaries (the "Group") as of November 30, 1999 and 1998, and the related consolidated statements of operations, cash flows and changes in beneficial interest/(deficit) for the fiscal years ended November 30, 1999, 1998, and the period from October 30, 1997 (date of formation) to November 30, 1997. These consolidated financial statements are the responsibility of the Group's trustees. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Group at November 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the fiscal years ended November 30, 1999, 1998, and the period from October 30, 1997 (date of formation) to November 30, 1997, in conformity with generally accepted accounting principles.

/s/  Deloitte & Touche LLP
New York, New York
January 21, 2000

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                NOVEMBER 30,    NOVEMBER 30,
                                                                    1999            1998
                                                                ------------    ------------
ASSETS
Cash and cash equivalents...................................     $   35,119      $   34,850
Receivables:
  Lease income, net.........................................          1,908           3,744
  Investment income and other...............................            161             153
Aircraft under operating leases, net........................        886,051         933,111
Investment in capital lease, net............................         18,300          21,581
Underwriting and other issuance related costs, net of
  amortization..............................................         15,935          17,053
                                                                 ----------      ----------
Total Assets................................................     $  957,474      $1,010,492
                                                                 ==========      ==========
LIABILITIES AND BENEFICIAL INTERESTHOLDER'S DEFICIT
Payables:
  Interest payable to Noteholders...........................     $    2,481      $    2,655
Deferred rental income......................................          5,318           7,351
Liability for maintenance...................................         57,437          52,489
Other liabilities...........................................         11,376          15,865
Notes payable:
  Subclass A-1..............................................        400,000         400,000
  Subclass A-2..............................................        234,533         274,062
  Subclass B-1..............................................         91,023          94,819
  Subclass C-1..............................................         99,987         100,000
  Subclass D-1..............................................        110,000         110,000
                                                                 ----------      ----------
                                                                  1,012,155       1,057,241
                                                                 ----------      ----------
Commitments and contingencies
Beneficial Interestholder's Deficit:
  Beneficial Interest.......................................              1               1
  Deemed Distribution.......................................        (15,305)        (15,305)
  Accumulated Deficit.......................................        (39,377)        (31,445)
                                                                 ----------      ----------
  Total Beneficial Interestholder's Deficit.................        (54,681)        (46,749)
                                                                 ----------      ----------
Total Liabilities and Beneficial Interestholder's Deficit...     $  957,474      $1,010,492
                                                                 ==========      ==========

                 See Notes to Consolidated Financial Statements

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                        PERIOD FROM
                                               FISCAL               FISCAL            OCTOBER 30, 1997
                                             YEAR ENDED           YEAR ENDED        (DATE OF FORMATION)
                                          NOVEMBER 30, 1999    NOVEMBER 30, 1998    TO NOVEMBER 30, 1997
                                          -----------------    -----------------    --------------------
Revenues:
  Lease income, net.....................      $114,651             $120,005               $  4,747
  Investment income on collection
     account............................         1,845                2,156                     --
                                              --------             --------               --------
  Total revenues........................       116,496              122,161                  4,747
                                              --------             --------               --------
Expenses:
  Interest expense......................        63,584               50,533                     --
  Depreciation expense..................        47,060               38,876                     43
  Operating expenses:
     Service provider and other fees....         8,568                9,534                     --
     Maintenance and other aircraft
       related costs....................         5,216                2,969                     --
                                              --------             --------               --------
  Total expenses........................       124,428              101,912                     43
                                              --------             --------               --------
Net (loss)/income.......................      $ (7,932)            $ 20,249               $  4,704
                                              ========             ========               ========

                 See Notes to Consolidated Financial Statements

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                    FISCAL          FISCAL            PERIOD FROM
                                                  YEAR ENDED      YEAR ENDED        OCTOBER 30, 1997
                                                 NOVEMBER 30,    NOVEMBER 30,     (DATE OF FORMATION)
                                                     1999            1998         TO NOVEMBER 30, 1997
                                                 ------------    -------------    --------------------
Cash flows from operating activities
  Net (loss)/income............................   $   (7,932)      $ 20,249             $  4,704
  Adjustments to reconcile net (loss)/income to
     net cash provided by operating activities:
  Depreciation expense -- equipment under
     operating leases..........................       47,060         38,876                   43
  Gain on capital lease........................           --             --               (4,610)
  Amortization of underwriting and other
     issuance related costs....................        1,118            837                   --
  Provision for doubtful accounts..............        6,361            689                   --
  Changes in assets and liabilities:
     Receivables:
       Investment income and other.............           (8)          (153)                  --
       Lease income, net.......................       (1,224)        (5,520)                (137)
     Investment in capital lease...............          (20)         4,643                   --
     Liability for maintenance.................        4,948         13,204                   --
     Interest payable to Noteholders...........         (174)         2,655                   --
     Deferred rental income....................       (2,033)         7,351                   --
     Other liabilities.........................       (4,489)         1,110                   --
                                                  ----------       --------             --------
Net cash provided by operating activities......       43,607         83,941                   --
                                                  ----------       --------             --------
Cash flows from investing activities
  Purchase of aircraft.........................           --       (887,315)             (66,370)
                                                  ----------       --------             --------
Net cash used for investing activities.........           --       (887,315)             (66,370)
                                                  ----------       --------             --------
Cash flows from financing activities
  Issuance of beneficial interest to Morgan
     Stanley Financing Inc.....................           --             --                    1
  Proceeds from Notes, net of underwriting
     costs.....................................           --      1,041,610                   --
  Proceeds from borrowings from Morgan Stanley
     Financing Inc.............................           --        853,490               66,369
  Beneficial Interest Distribution.............           --       (976,257)                  --
  Repayments of Notes..........................      (43,338)       (71,119)                  --
  Other issuance related costs.................           --         (9,500)                  --
                                                  ----------       --------             --------
Net cash (used for)/provided by financing
  activities...................................      (43,338)       838,224               66,370
                                                  ----------       --------             --------
Net increase in cash and cash equivalents......          269         34,850                   --
Cash and cash equivalents at beginning of
  period.......................................       34,850             --                   --
                                                  ----------       --------             --------
Cash and cash equivalents at end of period.....   $   35,119       $ 34,850             $     --
                                                  ==========       ========             ========

                 See Notes to Consolidated Financial Statements

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN BENEFICIAL INTEREST/(DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                              RETAINED       TOTAL
                                                                              EARNINGS     BENEFICIAL
                                                BENEFICIAL      DEEMED      (ACCUMULATED    INTEREST
                                                 INTEREST    DISTRIBUTION     DEFICIT)     (DEFICIT)
                                                ----------   ------------   ------------   ----------
Issuance of Beneficial Interest..............   $       1      $     --       $     --     $       1
Net income...................................          --            --          4,704         4,704
                                                ---------      --------       --------     ---------
Balance at November 30, 1997.................           1            --          4,704         4,705
Net income...................................          --            --         20,249        20,249
Deemed Distribution..........................          --       (15,305)            --       (15,305)
Borrowings from Morgan Stanley Financing Inc.
  converted into Beneficial Interest.........     919,859            --             --       919,859
Payment of Beneficial Interest Distribution
  to Morgan Stanley Financing Inc............    (919,859)           --        (56,398)     (976,257)
                                                ---------      --------       --------     ---------
Balance at November 30, 1998.................           1       (15,305)       (31,445)      (46,749)
Net (loss)...................................          --            --         (7,932)       (7,932)
                                                ---------      --------       --------     ---------
Balance at November 30, 1999.................   $       1      $(15,305)      $(39,377)    $ (54,681)
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

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " ("SFAS 121"), the recognition of an impairment loss for an asset held for use is required when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of impairment loss is to be recognized based on the fair value of the asset. Fair value reflects the underlying economic value of the aircraft, including engines, in normal market conditions (where supply and demand are in reasonable equilibrium) and assumes adequate time for a sale and a willing buyer and seller. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly. The fair value of the assets is based on independent valuations of the aircraft in the fleet and estimates of discounted future cash flows. SFAS 121 also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

or fair value less estimated disposal costs. At November 30, 1999 and November 30, 1998, no impairment losses had been recognized.

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

Allowance for Doubtful Accounts

     Allowances are made for doubtful accounts where it is considered that there is a significant risk of non-recovery. The assessment of risk of non-recovery is primarily based on the extent to which amounts outstanding exceed the expected value of security deposits held (if any), together with an assessment of the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. At November 30, 1999, MSAF Group had recorded allowances for doubtful accounts against lease income receivables for two lessees totalling $0.4 million. The allowance for doubtful accounts at November 30, 1998 totalled $0.6 million.

Income Taxes

     MSAF Group is a Delaware business trust treated as a branch of MSF for U.S. Federal, State and local income tax purposes. As such, MSAF Group is not subject to U.S. Federal, State and local income taxes.

Concentrations of Credit Risk

     Credit risk with respect to operating lease receivables is generally diversified due to the number of lessees comprising MSAF Group's customer base and the different geographic areas in which they operate. At November 30, 1999 MSAF Group had leased aircraft to 27 lessees in 19 countries. The geographic concentrations of the MSAF Group's leasing revenues is set forth in Note 6.

     Many of MSAF Group's lessees are in a relatively weak financial position because of the difficult economic conditions in the civil aviation industry as a whole and because, in general weakly capitalized airlines are more likely to seek operating leases. In addition, at November 30, 1999, 14 of MSAF Group's aircraft are being leased to lessees domiciled in certain emerging markets nations, including those located in

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Eastern Europe, the Middle East, Latin America and Asia. Emerging market economies have been affected by severe economic and financial difficulties. The exposure of MSAF Group's aircraft to particular countries and customers is managed partly through concentration limits and through obtaining security from lessees by way of deposits. MSAF Group will continue to manage its exposure to particular countries, regions and lessees through concentration limits.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. MSAF Group is in the process of evaluating the impact of adopting SFAS No. 133.

     In fiscal 1999, MSAF Group adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes the standards for the reporting and presentation of comprehensive income. MSAF Group does not have any items affecting comprehensive income. Accordingly, MSAF Group's comprehensive (loss) income was equal to its net (loss) income for all periods presented.

NOTE 3 -- AIRCRAFT

                                                                NOVEMBER 30,    NOVEMBER 30,
                                                                    1999            1998
                                                                ------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Stage 3 Aircraft and one engine:
Cost........................................................      $972,030        $972,030
Less Accumulated depreciation...............................       (85,979)        (38,919)
                                                                  --------        --------
                                                                  $886,051        $933,111
                                                                  ========        ========
Aircraft cost includes $38.7 million of maintenance
  liabilities that MSAF Group assumed at the date of
  purchase.
Fleet Analysis:
On lease for a further period of:
More than five years........................................             9               8
From one to five years......................................            20              20
Less than one year..........................................             3               5
                                                                  --------        --------
Total aircraft portfolio (including one engine) on lease....            32              33
                                                                  ========        ========

     At November 30, 1999 there was 1 non-revenue earning aircraft in MSAF Group's portfolio, which is subject to a non-binding letter of intent for lease. At November 30, 1998 there were no non-revenue earning aircraft in MSAF Group's portfolio.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- INVESTMENT IN CAPITAL LEASE

     One of MSAF Group's aircraft has been leased to a customer under a sales-type capital lease. The components of MSAF Group's investment in this lease are as follows:

                                                                NOVEMBER 30,    NOVEMBER 30,
                                                                    1999            1998
                                                                ------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Minimum lease payments receivable...........................      $28,733         $26,662
Less: Allowance for doubtful accounts.......................           --            (136)
                                                                  -------         -------
Net minimum lease payments receivable.......................       28,733          26,526
Less: Unearned income.......................................      (10,433)         (4,945)
                                                                  -------         -------
Net investment in capital lease.............................      $18,300         $21,581
                                                                  =======         =======

     At November 30, 1999, minimum lease payments for each of the five succeeding fiscal years are $3.7 million.

     Unearned income is recognized over the term of the lease using the interest method.

     The provision for doubtful accounts related to this lease of $3.3 million for the year ended November 30, 1999 is recorded as a reduction of lease income revenues in the Consolidated Statements of Operations.

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

NOTE 5 -- LEASE INCOME RECEIVABLE

     Lease income receivable was as follows:

                                                                NOVEMBER 30,    NOVEMBER 30,
                                                                    1999            1998
                                                                ------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Lease income receivable.....................................       $2,271          $4,297
Less: Allowance for doubtful accounts.......................         (363)           (553)
                                                                   ------          ------
Lease income receivable, net................................       $1,908          $3,744
                                                                   ======          ======

     The provision for doubtful accounts of $3.1 million in Fiscal 1999 is recorded as a reduction of lease income revenues in the Consolidated Statement of Operations.

     Activity in the allowance for doubtful accounts was as follows:

                                                                FISCAL 1999     FISCAL 1998
                                                                ------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Balance, beginning of period................................      $   553          $   --
Provision for doubtful accounts.............................        3,060             553
Amounts written-off.........................................       (3,250)             --
                                                                  -------          ------
Balance, end of period......................................      $   363          $  553
                                                                  =======          ======

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- REVENUES

     The distribution of lease revenues by geographic area is as follows:

                                                                                       PERIOD FROM
                                                                                     OCTOBER 30, 1997
                                                                                   (DATE OF FORMATION)
                                                     FISCAL 1999    FISCAL 1998    TO NOVEMBER 30, 1997
                                                     -----------    -----------    --------------------
                                                                   (DOLLARS IN THOUSANDS)
North America......................................   $ 14,117       $  8,743            $    --
Asia...............................................     15,227         13,814                 --
Europe.............................................     38,241         51,409                 --
Middle East........................................     14,457         10,950                 --
Latin America......................................     11,860         20,084              4,747
Other..............................................     20,749         15,005                 --
                                                      --------       --------            -------
Total..............................................   $114,651       $120,005            $ 4,747
                                                      ========       ========            =======

     At November 30, 1999, MSAF Group had contracted to receive the following minimum rentals under operating leases (Dollars in millions):

FISCAL YEAR ENDING NOVEMBER 30,
-------------------------------
2000........................................................    $108
2001........................................................     100
2002........................................................      91
2003........................................................      70
2004........................................................      48
Thereafter..................................................      60

NOTE 7 -- LIABILITY FOR MAINTENANCE

     Activity in the liability for maintenance account was as follows:

                                                                FISCAL 1999    FISCAL 1998
                                                                -----------    -----------
                                                                  (DOLLARS IN THOUSANDS)
Balance, beginning of period................................      $52,489        $    --
Liabilities assumed from International Lease Finance
  Corporation...............................................           --         38,735
Collections from lessees....................................       17,709         15,837
Reimbursements to lessees...................................      (11,872)        (2,633)
Net accruals and transfers..................................         (889)           550
                                                                  -------        -------
Balance, end of period......................................      $57,437        $52,489
                                                                  =======        =======

NOTE 8 -- NOTES PAYABLE

     During Fiscal 1998, MSAF Group acquired 32 aircraft and one spare engine having an aggregate cost of $972 million. MSAF Group financed these purchases primarily through borrowings from MSF and from the net proceeds from MSAF Group's private placement of securitized notes as discussed below.

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

                                 INITIAL                           EXPECTED FINAL       FINAL
    SUBCLASS OF NOTE         PRINCIPAL AMOUNT      INTEREST RATE    PAYMENT DATE    MATURITY DATE
    ----------------      ----------------------   -------------   --------------   --------------
                          (DOLLARS IN THOUSANDS)
Subclass A-1............         400,000           LIBOR + 0.21%   March 15, 2000   March 15, 2023
Subclass A-2............         340,000           LIBOR + 0.35%   Sept. 15, 2005   March 15, 2023
Subclass B-1............         100,000           LIBOR + 0.65%   March 15, 2013   March 15, 2023
Subclass C-1............         100,000                   6.90%   March 15, 2013   March 15, 2023
Subclass D-1............         110,000                   8.70%   March 14, 2014   March 15, 2023

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

     The dates on which principal repayments on the Notes will actually occur will depend on the cash flows generated by the rental income from MSAF Group's portfolio of aircraft. Amounts received by MSAF Group and available for distribution are paid in accordance with the priorities specified in the Indenture relating to the Notes.

     Cash paid for interest on the Notes amounted to $58.5 million for the year ended November 30, 1999, as compared to $48.9 million for the year ended November 30, 1998. The interest expense for Fiscal 1999 is not comparable to Fiscal 1998 as the Notes were not issued until March 3, 1998.

     The estimated fair value of the Notes was $903 million and $1,001 million at November 30, 1999 and November 30, 1998, respectively.

NOTE 9 -- LIQUIDITY FACILITIES

     MSAF Group requires liquidity in order to finance many of its primary business activities, including maintenance obligations, security deposit return obligations, operating expenses and obligations under the Notes. MSAF Group's primary sources of liquidity are cash bank deposits and letters of credit.

     MSAF Group's cash account (the "Collection Account") is primarily funded through the receipt of rental payments from lessees.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In connection with the issuance of the Notes, MSAF Group entered into two credit agreements. Under a Custody and Loan Agreement (the "ILFC Facility") between International Lease Finance Corporation ("ILFC") and MSAF Group, ILFC will hold substantially all of the cash security deposits paid by certain lessees with respect to MSAF Group's aircraft portfolio and will retain the interest earnings on such security deposits. In addition, ILFC has agreed to extend loans to MSAF Group in a maximum amount of $10 million plus the aggregate amount of cash security deposits held by ILFC. Under a Loan Agreement (the "MSDW Facility") between MSDW and MSAF Group, MSDW has agreed to extend loans in a maximum amount of $10 million.

     As of November 30, 1999, the aggregate amount available under the ILFC Facility and the MSDW Facility was approximately $40.4 million.

NOTE 10 -- DERIVATIVE FINANCIAL INSTRUMENTS

     The leasing revenues of MSAF Group are generated primarily from rental payments. Rental payments are currently entirely fixed but may be either fixed or floating with respect to leases entered into in the future. In general, an interest rate exposure arises to the extent that MSAF Group's fixed and floating interest obligations in respect of the Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps and other derivative instruments. The Subclass A-1, A-2 and B-1 Notes bear floating rates of interest and the Subclass C-1 and D-1 Notes bear fixed rates of interest. MSAF Group is a party to seven interest rate swaps with Morgan Stanley Capital Services Inc. ("MSCS"), a wholly-owned subsidiary of MSDW. In five of these swaps, MSAF Group pays a fixed monthly coupon and receives one month LIBOR on a total notional balance of $900 million and in two of these swaps, MSAF Group pays one month LIBOR and receives a fixed monthly coupon on a total notional balance of $200 million. MSAF Group was a party to one additional interest rate swap with MSCS with a notional balance of $100 million that matured on November 15, 1999. In this swap MSAF Group paid a fixed monthly coupon and received one month LIBOR.

     All eight original swaps were originally entered into by MSCS, with an internal swaps desk as the counterparty, on November 12, 1997 and February 19, 1998, respectively. On March 3, 1998, eight swaps were assigned to MSAF Group by MSCS. Although MSAF Group's floating rate liability at March 3, 1998 was $800 million (after the repayment of principal due to an undelivered aircraft), the net economic effect of assigning all eight swaps to MSAF Group with an aggregate notional amount of $1.2 billion was to fix the interest rate liability at the November 12, 1997 interest rate. MSAF Group required this certainty both in furtherance of its interest rate management policy not to be adversely exposed to material movements in interest rates from November 12, 1997 (shortly after MSAF Group entered into the Asset Purchase Agreement) and by fixing the principal liabilities relating to the transaction, to facilitate the structuring of the transaction.

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

     Three of the swaps assumed from MSCS having an aggregate notional principal amount of $700 million are accounted for as hedges of its obligations under the Notes. Under these swap arrangements MSAF Group will pay fixed and receive floating amounts on a monthly basis. The fair value of the liability assumed relating to those swaps which are being accounted for as hedges is being deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. This amount and the differential payable or receivable on

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

such interest rate swap contracts, to the extent such swaps are deemed to be hedges, is recognized as an adjustment to interest expense. The portion of these swaps not deemed to be an effective hedge is accounted for on a mark-to-market basis with changes in fair value reflected in interest expense. Gains and losses resulting from the termination of such interest rate swap contracts prior to their stated maturity are deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. The fair value of these interest rate swaps at November 30, 1999 was $5.3 million.

     The remaining four swaps assumed by MSAF Group have an aggregate gross notional principal amount of $400 million. Under these swap arrangements, MSAF Group will pay/receive fixed and receive/pay floating amounts on a monthly basis. MSAF Group determined that these swaps do not qualify for hedge accounting. The fair value of the liability assumed related to these swaps is accounted for on a mark-to-market basis with changes in fair value reflected in interest expense. At November 30, 1999, the fair value of these swaps was $(6.5) million.

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

NOTE 11 -- RELATED PARTY TRANSACTIONS

     Under service agreements with MSAF Group, Cabot Aircraft Services Limited and Morgan Stanley & Co. Incorporated, both subsidiaries of MSDW, act as Administrative Agent and Financial Advisor, respectively. During Fiscal 1999, Cabot Aircraft Services Limited received a fee of $1.6 million for providing these services, which is calculated as a percentage of the operating lease rentals received. Morgan Stanley & Co. Incorporated received advisory fees of $0.05 million in this period.

     Prior to the issuance of the Notes, MSAF Group received approximately $920 million of non-interest bearing financing from MSF which was utilized to purchase 31 of the 32 aircraft and a spare engine in its aircraft portfolio. At the time of the issuance of the Notes, this loan was automatically converted into a beneficial interest and a payment of approximately $976 million was made in the form of a distribution on such beneficial interest, comprised the following amounts (dollars in millions):

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

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

     MSAF Group did not have any material contractual commitments for capital expenditures at November 30, 1999.

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

NOTE 13 -- QUARTERLY DATA (UNAUDITED)

                                                                      FISCAL 1999
                                                      -------------------------------------------
                                                      QUARTER     QUARTER    QUARTER     QUARTER
                                                       ENDED       ENDED      ENDED       ENDED
                                                      FEB. 28,    MAY 31,    AUG. 31,    NOV. 30,
                                                        1999       1999        1999        1999
                                                      --------    -------    --------    --------
                                                                (DOLLARS IN THOUSANDS)
Revenues:
  Lease income, net...............................    $27,088     $32,045    $27,898     $27,620
  Investment income on collection account.........        431         450        463         501
                                                      -------     -------    -------     -------
  Total revenues..................................     27,519      32,495     28,361      28,121
                                                      -------     -------    -------     -------
Expenses:
  Interest expense................................     16,349      16,046     15,491      15,698
  Depreciation expense............................     11,765      11,765     11,765      11,765
  Operating expenses:
     Service provider and other fees..............      2,047       2,244      2,153       2,124
     Maintenance and other aircraft related
       costs......................................      1,072       1,926      2,448        (230)
                                                      -------     -------    -------     -------
  Total expenses..................................     31,233      31,981     31,857      29,357
                                                      -------     -------    -------     -------
Net (loss)/income.................................    $(3,714)    $   514    $(3,496)    $(1,236)
                                                      =======     =======    =======     =======

     During the fourth quarter ended November 30, 1999, maintenance and other aircraft related costs included the reversal of certain provisions made in the previous quarter relating to maintenance costs that were subsequently paid by the lessee.

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
                                                      =======     =======    =======     =======

NOTE 14 -- SUBSEQUENT EVENTS

     INTENDED SECURITIZATION

     On February 14, 2000, MSAF Group filed a Form 8-K in which MSAF Group reported its intention to commence a securitization of 29 aircraft previously purchased by affiliates of MSDW. MSAF Group also reported its intention to refinance its Subclass A-1 notes simultaneously with the securitization. Upon consummation of the securitization, MSAF Group will acquire the 29 aircraft.

     INSPECTIONS OF MD-80S

     On February 11, 2000, following an accident involving a MD-83 aircraft, the United States Federal Aviation Administration ("FAA") issued an Airworthiness Directive ("AD") covering DC-9 (MD-83), MD-88, MD-90 and B717 aircraft. The AD required inspection of the stabilization equipment on these aircraft types within three days. MSAF Group owns one MD-82 and two MD-83 aircraft, representing 6.01% of the portfolio by appraised value at November 30, 1999. Under the leases of the affected aircraft, all costs of compliance with the AD are the obligation of the lessees.

     The Servicer has confirmed that it believes that all of MSAF Group's MD-82 and MD-83 aircraft were inspected in accordance with instructions of this AD. The terms of MSAF Group's leases do not require the lessees to report to MSAF Group their actions to comply with ADs.

                        MORGAN STANLEY AIRCRAFT FINANCE

       CASH ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

         Twelve Month Period from December 1, 1998 to November 30, 1999

(1)This report was filed with the Securities and Exchange Commission on Form 8-K/A on February 28, 2000. All information contained in it is as of February 1, 2000.

                                    CONTENTS

                                                              PAGE
                                                              ----
I     BACKGROUND AND GENERAL INFORMATION....................   A-3
II    COMPARISON OF ACTUAL CASH FLOWS VERSUS THE 1998 BASE
       CASE FOR THE TWELVE MONTH PERIOD.....................   A-4
III   OTHER FINANCIAL DATA..................................   A-9
IV   RECENT DEVELOPMENTS....................................   A-9
V    APPENDICES.............................................  A-16

I    BACKGROUND AND GENERAL INFORMATION

     On March 3, 1998, Morgan Stanley Aircraft Finance ("MSAF"), a Delaware business trust, issued $1,050 million of Notes in five subclasses -- Subclass A-1, Subclass A-2, Subclass B-1, Subclass C-1 and Subclass D-1 (the "NOTES"). The Notes were issued in connection with MSAF's agreement to acquire 33 aircraft plus a spare engine with a total appraised value at September 30, 1997 of $1,115.5 million from International Lease Finance Corporation ("ILFC").

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

     Applying the declining value assumption to the original September 30, 1997 fleet appraisal of $1,086.7 million, the total appraised value was assumed to be $1,026.7 million at November 15, 1999. The fleet is appraised annually and the most recent appraisal dated June 30, 1999 valued the portfolio at $978.1 million. See Section III -- "Other Financial Data" below for a discussion on assumed aircraft values and annual appraisals.

     As of February 1, 2000, 28 aircraft plus the engine were on-lease with 25 lessees in 18 countries as shown in Appendix A attached. Four aircraft were non-revenue earning of which one was subject to a lease commencing in February, 2000 and two had signed Letters of Intent for lease to new lessees. The fourth aircraft was available for lease.

     The discussion and analysis that follows is based on the results of MSAF and its subsidiaries as a single entity (collectively the "MSAF GROUP").

     MSAF Group is a special purpose vehicle, which owns aircraft subject to operating leases and one financing lease. MSAF Group may also make additional aircraft acquisitions and aircraft sales. MSAF Group intends to acquire additional commercial passenger or freight aircraft from various sellers and will finance the acquisition of such aircraft by issuing additional notes. In August 1999, MSAF Group announced that it intended to acquire a portfolio of 29 aircraft -- see Section IV -- "Recent Developments" for more information. Any acquisition of additional aircraft will be subject to certain confirmations with respect to the Notes from rating agencies and compliance with certain operating covenants of MSAF set out in the Indenture.

     MSAF Group's cash receipts and disbursements are determined, in part, by the overall economic condition of the operating leasing market. The operating leasing market, in turn, is affected by various cyclical factors. These include the level and volatility of interest rates, the availability of credit, fuel costs and both general and regional economic conditions affecting lessee operations and trading. Other factors to consider are manufacturer production levels, passenger demand, retirement and obsolescence of aircraft models, manufacturers exiting or entering the market or ceasing to produce aircraft types or re-introduction into service of aircraft previously in storage. In addition, state regulations and air traffic control infrastructure constraints such as limitations on the number of landing slots can also impact the operating leasing market.

     MSAF Group's ability to compete against other lessors is determined, in part, by the composition of its fleet in terms of mix, relative age and popularity of aircraft type. In addition, operating restrictions imposed by the Indenture, and the ability of other lessors, who may possess substantially greater financial resources, to offer leases on more favorable terms than MSAF Group, may also impact MSAF Group's ability to compete against other lessors.

     For the purposes of this report, the "TWELVE MONTH PERIOD", referred to in
Section II -- "Comparison of Actual Cash Flows versus the Base Case for the Twelve Month Period", shall comprise information from the monthly cash reports dated December 15, 1998 through to November 15, 1999. The financial data in these reports includes cash receipts from November 10, 1998 (first day of the Collection Period for the December 1998 Report) up to November 8, 1999 (last day of the Collection Period for the November 1999 Report). It also includes payments made by MSAF Group between November 17, 1998 and up to November 15, 1999 (the Note Payment Date for the November 1999 Report).

II COMPARISON OF ACTUAL CASH FLOWS VERSUS THE 1998 BASE CASE FOR THE TWELVE MONTH PERIOD

     The February 20, 1998 Offering Memorandum (the "OFFERING MEMORANDUM") and the November 4, 1998 Prospectus (the "PROSPECTUS") for the Notes contain assumptions in respect of MSAF Group's future cash flows and cash expenses (the "1998 BASE CASE"). For the purpose of this report, "NET CASH COLLECTIONS" is defined as Total Cash Collections less Total Cash Expenses, Interest Payments and Swap Payments. A discussion of the annual Cash Collections, Cash Expenses, Interest Payments and Principal Payments is given below and should be read in conjunction with the analysis in Appendix B.

CASH COLLECTIONS

     "Total Cash Collections" include Net Lease Rentals (Contracted Lease Rentals less Net Stress-related Costs), Movement in Current Arrears Balance, Interest Earned and Net Maintenance. In the Twelve Month Period, MSAF Group generated approximately $119.1 million in Total Cash Collections, $3.4 million less than the 1998 Base Case. This difference is due to a combination of the factors set out below (the numbers in brackets refer to the line item number shown in Appendix B).

     [2] RENEGOTIATED LEASES

     Renegotiated Leases refers to the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental. Typically, this can be a permanent reduction over the remaining lease term in exchange for other contractual concessions. In the Twelve Month Period, the amount of revenue loss attributed to Renegotiated Leases was $1.4 million and relates to two renegotiated leases. The $1.4 million loss in rental revenue is primarily due to a 14% reduction from the 1998 Base Case rental on a B767-300ER on lease to Air Pacific. The new rental was reset at the then prevailing market rate for B767-300ERs in exchange for a lease extension.

     [3] RENTAL RESETS

     Rental Resets is a measure of the loss in rental revenue when new lease rates are lower than those assumed in the Base Case. In the Twelve Month Period, six new leases were entered into with a weighted average decline of 10.4% versus the rental assumed in the 1998 Base Case resulting in a loss of $2.0 million in rental revenue. See Section IV -- "Recent Developments" for a discussion of current re-leasing events.

     Analysis of Rental Resets in Twelve Month Period

                                                                % CHANGE FROM
                                                                  1998 BASE      % OF APPRAISED
AIRCRAFT TYPE                                                       CASE             VALUE*
-------------                                                   -------------    --------------
1   A310-300................................................        -28.2             2.35
2   A310-300................................................        -28.2             2.38
3   A320-100................................................         -9.2             4.22
4   B737-300................................................        -13.1             2.57
5   A320-200................................................        -15.3             3.09
6   B757-200ER..............................................         18.5             3.48
WEIGHTED AVERAGE**..........................................        -10.4%           18.09%

---------------

Notes

 *  Appraisal as of June 30, 1999

** Average weighted by Appraised Value as of June 30, 1999.

     [4] CONTRACTED LEASE RENTALS

     Contracted Lease Rentals represents the current contracted lease rental rollout which equates to the 1998 Base Case Lease Rentals less adjustments for Renegotiated Leases and Rental Resets. For the Twelve Month Period, Contracted Lease Rentals were $123.4 million, $3.4 million less than assumed in the 1998 Base Case. The difference is due to losses from renegotiated leases and rental resets as discussed above.

     [5] MOVEMENT IN CURRENT ARREARS BALANCE

     Current Arrears is the total contracted lease rentals outstanding from current lessees at a given date and excludes any amounts classified as Bad Debts. The current arrears balance at the start of the Twelve Month Period was $3.2 million versus $3.1 million at the end, a positive movement of $0.1 million.

     Analysis of Current Arrears Balances

                                                                 % OF      CURRENT    CURRENT     MOVEMENT
                                                               APPRAISED   ARREARS    ARREARS    IN CURRENT
AIRCRAFT TYPE                                   COUNTRY         VALUE*     11/15/98   11/15/99    ARREARS
-------------                               ----------------   ---------   --------   --------   ----------
                                                                             $ M         $M          $M
1   A310-300..............................  Brazil                2.90       1.0        0.6          0.4
2   A321-100..............................  Turkey**              4.22       1.3                     1.3
3   B737-300..............................  Brazil                2.09       0.3        1.0         (0.7)
4   B737-400..............................  Mexico                2.30                  0.5         (0.5)
5   A321-100..............................  Turkey                4.22                  0.6         (0.6)
6   B757-200..............................  Guyana**              3.48       0.5                     0.5
7   B757-200..............................  U.K.                  3.36       0.1                     0.1
8   A310-300..............................  Oman                  2.35                  0.1         (0.1)
9   A320-200..............................  Ireland               3.19                  0.3         (0.3)
                                                                 -----       ---        ---         ----
TOTAL.....................................                       28.11       3.2        3.1          0.1
                                                                 -----       ---        ---         ----

---------------

*  Appraised Value as of June 30, 1999

** Lessees which subsequently defaulted in Twelve Month Period, Onur Air and
   Guyana Airways.

     At November 15, 1998, 5 lessees in arrears owed $3.2 million, against which, MSAF Group held security deposits of $2.7 million. Two of the five lessees (Onur Air and Guyana Airways) defaulted in 1999 and the aircraft were repossessed. Arrears amounting to $2.2 million associated with these lessees at the time of repossession were deemed irrecoverable and re-classified from Current Arrears to Bad Debts. See the discussion on Bad Debts below.

     As at November 15, 1999, six lessees were in arrears, owing $3.1 million, against which MSAF Group held security deposits of $2.9 million. Since November 15, 1999 one of the 6 lessees (TAESA) has defaulted and the aircraft has been repossessed. See Section IV -- "Recent Developments" for a discussion of lessee defaults.

     NET STRESS-RELATED COSTS

     Net Stress-related Costs is a combination of all the factors which can cause actual lease rentals received to differ from the Contracted Lease Rentals. The 1998 Base Case assumed net stress-related costs equal to 4.5% of the 1998 Base Case Lease Rentals. For the Twelve Month Period, net stress-related costs amounted to $8.8 million (7.0% of Contracted Lease Rentals) compared to $5.7 million assumed in the 1998 Base Case, a variance of $3.1 million that is due to the following six factors described in items [6] to [11] below.

     [6] BAD DEBTS AND [8] SECURITY DEPOSITS DRAWN DOWN

     Bad Debts are arrears owed by lessees who have defaulted and which are deemed irrecoverable. These arrears are partially offset by the draw down of security deposits held and amounts subsequently recovered from the defaulted lessee.

     Analysis of Bad Debts for the Twelve Month Period

                                                                             BAD      SECURITY
                                                              BAD DEBTS     DEBTS     DEPOSITS
AIRCRAFT TYPE                 LESSEE           COUNTRY         RENTAL     RECOVERED    DRAWN     TOTAL
-------------                 ------           -------        ---------   ---------   --------   -----
                                                                 $M          $M          $M       $M
1   B757-200................  Transaero        Russia                        0.2*                 0.2
2   B757-200................  Guyana Airways   Guyana           (1.3)        1.3         0.7      0.7
3   A321-100................  Onur Air         Turkey           (1.6)        1.0         0.7      0.1
4   B747-300................  VARIG            Brazil           (4.0)        0.4         1.1     (2.5)
TOTAL.......................                                    (6.9)        2.9         2.5     (1.5)

---------------

* $0.2 million was recovered from Transaero against amounts written off in the previous period.

     In the Twelve Month Period, $6.9 million was written off in respect of lease rentals due from three former lessees, Guyana Airways, Onur Air, and VARIG, against which MSAF Group drew down security deposits totalling $2.5 million. In the Twelve Month Period, $2.9 million was recovered and applied to rental due from four former lessees, Transaero, Guyana Airways, Onur Air and VARIG.

     [7] CAPITALIZED ARREARS

     Capitalized arrears refer to current arrears that have been capitalized and restructured into a note payable. As a result, arrears balances previously shown as Current Arrears are re-categorized as capitalized arrears. In August 1999, the current arrears of Passaredo, a Brazilian carrier, equal to $3.5 million were capitalized (with interest of $0.2 million) into a note payable and added to the lessee's Conditional Sale Agreement loan balance. The term of the loan balance was also extended.

     [9] AIRCRAFT ON GROUND ("AOG")

     AOG is defined as the Base Case lease rental lost when an aircraft is off-lease and non-revenue earning.

     AOG Analysis

AIRCRAFT TYPE                       OLD LESSEE       NEW LESSEE                 LOST RENTALS   # DAYS*
-------------                       ----------       ----------                 ------------   -------
                                                                                     $M
1   B757-200ER....................  Transaero        Flying Colours                  1.0          10
2   B757-200ER....................  Guyana           National Airlines               1.0          75
3   A321-100......................  Onur Air         Air Alfa                       None          17
4   B747-300......................  VARIG            AOG                             3.2         137**
TOTAL.............................                                                   5.2

---------------

Notes

* # Days is measured from date of lease termination to commencement date of new lease

** # Days is measured from date of lease termination to November 30, 1999. A
     Letter of Intent has been signed for this aircraft. It is scheduled to be delivered to a new lessee in February, 2000.

     The impact of AOG downtime amounted to $5.2 million. This was in respect of three former lessees; Transaero, Guyana Airways and VARIG. Although the ex-Transaero aircraft was off-lease for only 10 days, the new lessee paid a reduced rental until April 1999 while the aircraft underwent modification work and this loss of rental revenue is reflected in the AOG cost. No AOG costs were incurred when the ex-Onur Air aircraft was re-leased to Air Alfa as the downtime was less that 1 month. The ex-Guyana aircraft was AOG for 75 days prior to its re-lease to National Airlines. The ex-VARIG aircraft was AOG and non-revenue earning since July 1999, but is scheduled to be delivered to its new lessee in February, 2000.

     [10] OTHER LEASING INCOME

     Other leasing income consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In the Twelve Month Period, other leasing income amounted to $2.5 million. This consists of one payment for $0.9 million received in respect of a rental support agreement for a lessee credit and several miscellaneous amounts of less than $0.5 million.

     [11] REPOSSESSION COSTS

     Repossession costs cover legal and aircraft technical costs incurred as a result of repossessing an aircraft. In the Twelve Month Period, repossession costs amounted to $1.1 million, of which $1.0 million related to the repossession of a B757-200ER from Guyana Airways in April 1999. An additional $0.1 million in costs were incurred relating to legal, inspection and consultancy fees in respect of the repossessions from Onur Air and from VARIG.

     [13] NET LEASE RENTALS is Contracted Lease Rentals less any movement in Current Arrears Balance and Net Stress-related Costs. In the Twelve Month Period, net lease rentals amounted to $114.7 million, $6.4 million less than assumed in the 1998 Base Case. The variance was attributable to the combined effect of the six factors outlined in items [2] and [3] and in items [6] to [11] above.

     [14] INTEREST EARNED

     Interest earned relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account consists of the cash liquidity reserve amount of $25.0 million plus the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next 3 months. In the Twelve Month Period, interest earned amounted to $1.8 million, $0.4 million more than assumed in the 1998 Base Case. The difference is due to a combination of two offsetting factors. The 1998 Base Case made no assumption as to the interest earned on the intra-month cash balances in the Collection Account and Expense Account and the average actual reinvestment rate for the Twelve Month Period was 4.99% as compared to 5.75% assumed in the 1998 Base Case.

     [15] NET MAINTENANCE

     Net maintenance refers to maintenance reserve revenue received less any maintenance reimbursements paid to lessees. In the Twelve Month Period, actual maintenance reserve revenue received amounted to $17.8 million from 20 lessees and maintenance expenditure amounted to $15.2 million, generating positive net maintenance revenue of $2.6 million. The 1998 Base Case makes no assumptions for net maintenance as it assumes that, over time, maintenance revenue will equal maintenance expenditure. However, it is unlikely that in any particular Note Payment Period, maintenance revenue will exactly equal maintenance expenses.

CASH EXPENSES

     "Total Cash Expenses" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the Twelve Month Period, total cash expenses were $8.6 million, $5.4 million lower than the Base Case, which assumed total cash expenses of $14.0 million. The difference is due to a combination of factors discussed below.

     Aircraft Operating Expenses includes all operational costs related to the leasing of an aircraft including costs of insurance, re-leasing and other overhead costs. In the Twelve Month Period, Aircraft Operating

Expenses amounted to $0.6 million compared to $4.4 million per the 1998 Base Case, which assumes these costs to be 3.5% of the 1998 Base Case Lease Rentals.

     [17] INSURANCE

     Insurance costs amounted to $0.4 million relating to the annual insurance premium for contingent coverage for the portfolio.

     [18] RE-LEASING AND OTHER OVERHEAD COSTS

     Re-leasing and other overhead costs consist of miscellaneous re-delivery and leasing costs associated with re-leasing events. In the Twelve Month Period these costs amounted to $0.2 million.

     SG&A Expenses relate to fees paid to the Aircraft Servicer and to other service providers.

     [20] AIRCRAFT SERVICER FEES

     The Aircraft Servicer Fees are defined as amounts paid to the Aircraft Servicer, ILFC, in accordance with the terms of the Servicing Agreement. In the Twelve Month Period, the total Aircraft Servicer fee paid was $5.7 million, $0.7 million lower than assumed in the 1998 Base Case, reflecting lower actual rentals achieved relative to Contracted Lease Rentals.

     Aircraft Servicer Fees consist of:

                                                               $M
                                                              ----
Base Fee....................................................   2.9
Rent Collected Fee..........................................   1.1
Rent Contracted Fee.........................................   1.2
Incentive Fee 1997/98.......................................   0.5
                                                              ----
TOTAL SERVICER FEE..........................................   5.7
                                                              ====

     The Base Fee is a fixed amount per month per aircraft and changes only as aircraft are acquired or sold. The Rent Contracted Fee is equal to 1% of all rentals contracted. The Rent Collected Fee is 1% of all rentals received. The Incentive fee is 10% of all cash flow received above a targeted amount set at the beginning of each financial year. The Incentive fee for the year ended November 30, 1998, but paid in December 1998 was $0.5 million. No incentive fee was paid to ILFC in December 1999 for the Twelve Month Period due to the lower than expected revenues received.

     [22] OTHER FEES

     Other Fees relate to fees and expenses paid to other Service providers including the Administrative Agent, Financial Advisor, legal advisors, accountants and Independent Trustees. In the Twelve Month Period, Other Fees amounted to $2.3 million as compared to an assumed expense of $3.2 million in the 1998 Base Case, a positive variance of $0.9 million. The variance is due to lower than expected Administrative Agent fees and a reduction in the level of accrued expenses. The Administrative Agent fee is equal to 1.5% of rentals collected and was lower than assumed in the 1998 Base Case, reflecting lower actual rentals achieved relative to Contracted Lease Rentals.

     [27] INTEREST PAYMENTS AND [28] SWAP PAYMENTS

     In the Twelve Month Period, interest payments to Noteholders amounted to $58.5 million. This is $4.7 million lower than the 1998 Base Case, which assumed interest costs for the Twelve Month Period to be $63.2 million. The variance reflects the faster than expected amortization of the A-2 Note, coupled with a lower than expected level of average interest rates. The 1998 Base Case assumed LIBOR to be 5.75% whereas the average monthly LIBOR rate was 5.6%. The reduced interest costs were offset by an increase in swap payments. MSAF paid $8.7 million in swap costs, $4.9 million more than assumed in the 1998 Base Case.

     [29] EXCEPTIONAL ITEM

     Exceptional items refer to cash flows that occur infrequently and are outside the normal business activities of MSAF. There were no exceptional cash flows in the Twelve Month Period.

     [31] PRINCIPAL PAYMENTS

     In the Twelve Month Period, total principal payments to Noteholders amounted to $43.3 million, $1.8 million more than assumed in the 1998 Base Case, reflecting the application of the positive Net Cash Collections variance of $1.8 million.

III  OTHER FINANCIAL DATA

     An analysis of the cash performance from the deal inception date, March 3, 1998, to November 15, 1999 is shown in Appendix C.

     CASH

     Cash held at November 15, 1999 was $29.0 million. This includes $25.0 million that represents the cash portion of the Liquidity Reserve Amount. This is a source of liquidity for, among other things, maintenance obligations, security deposit return obligations, and cash operating expenses and contingent liabilities. The remainder of $4.0 million represents accrued expenses held in the Expense Account in respect of future maintenance obligations ($3.8 million), repossession expenses ($0.1 million) and other service provider fees ($0.1 million).

     In addition to the $29.0 million cash balance held at November 15, 1999, the Liquidity Reserve Amount also contained credit and liquidity facilities provided by Morgan Stanley Dean Witter & Co. ("MSDW") and ILFC aggregating to $40.0 million. Neither of these facilities were drawn upon in the Twelve Month Period.

     AIRCRAFT VALUES

     Under the terms of the Notes, MSAF Group is required to obtain new appraisals of the Base Value of each aircraft from a minimum of three independent appraisers each year. The annual appraisal must be delivered to the Trustee no later than October 31 of each year. The most recent annual appraisal was as of June 30, 1999 and the next appraisal is due to be delivered to the Trustee no later than October 31, 2000. Details of the most recent appraisal, dated June 30, 1999, are shown in Appendix A.

     The actual appraised value of the fleet at June 30, 1999 was $978.1 million as compared to an Assumed Portfolio value at June 30, 1999 of $1,032.0 million, a difference of $53.9 million or 5.2%. Where the appraisals indicate a Base Value decline in excess of the 5.0% assumed under the terms of the Notes, excess cash flow is redirected to the extent required to the Class A Notes via the Class A Scheduled Principal Payment Amount. As the actual balance outstanding of the Class A Notes was lower than the Class A Scheduled Principal balance from July 15, 1999 to November 15, 1999, there was no requirement to redirect cash flow to the Class A Notes.

     A-D NOTE BALANCE

     As of November 15, 1999, the aggregate amount of Class A-D Notes outstanding was $935.5 million, approximately $12.6 million lower than assumed in the 1998 Base Case due to higher than assumed principal repayments with respect to the Class A-2 Notes.

IV  RECENT DEVELOPMENTS

     ACQUISITION OF ADDITIONAL AIRCRAFT

     MSAF Group advises that it intends to acquire a portfolio of 29 commercial aircraft from certain subsidiaries of MSDW. MSDW acquired two Fokker-50 aircraft from an affiliate of GE Capital Corporation on March 19, 1999 and 27 aircraft from ILFC on August 6, 1999. MSAF Group intends to finance this acquisition by issuing additional notes.

     LEASING ACTIVITY IN 1999

     In the Twelve Month Period, 7 aircraft came off lease, of which 4 were scheduled terminations and 3 were repossession events. Six of the seven aircraft were placed on lease during the Twelve Month Period and the remaining aircraft, a B747-300, was AOG at November 30, 1999. A Letter of Intent ("LOI") has been signed for this AOG aircraft and it is scheduled to be delivered to the new lessee in February 2000.

     Re-Leasing Summary

                                                              # AIRCRAFT
                                                                ASSETS
                                                              ----------
Fleet size..................................................      33
Scheduled terminations......................................       4
Plus repossession events....................................       3
                                                                 ---
Equals total remarketing task in 1999.......................       7
Less Aircraft placed on lease...............................      (6)
                                                                 ---
Equals Aircraft on Ground (AOG) at November 30, 1999........       1
Of which LOI signed.........................................      (1)
                                                                 ---
Aircraft available for lease at November 30, 1999...........       0

     Summary of Scheduled Re-leasing Events

AIRCRAFT TYPE                              MSN     PRIOR LESSEE               NEW LESSEE
-------------                              ---     ------------               ----------
1   A310-300.............................  409     Flightlease                Oman Air
2   A310-300.............................  410     Flightlease                Oman Air
3   A320-200.............................  279     Monarch                    Canadian
4   B737-300.............................  25161   TAP                        Air Malta

     Summary of Unscheduled Re-leasing Events

AIRCRAFT TYPE                              MSN     PRIOR LESSEE               NEW LESSEE
-------------                              ---     ------------               ----------
1   B757-200ER...........................  24260   Guyana                     National Airlines
2   A321-100.............................  597     Onur Air                   Air Alfa
3   B747-300.............................  24106   VARIG                      LOI

AOG

     At November 30, 1999 one B747-300 aircraft formerly leased to VARIG was AOG undergoing maintenance work prior to re-leasing to a new lessee in February 2000. Since November 30, 1999, three aircraft have become available for lease and are AOG as of February 1, 2000. Two of the aircraft , scheduled terminations, are A310-300s, previously on lease with Oman Air. These aircraft are currently undergoing airframe and engine overhauls in advance of their delivery to a new lessee in April 2000. The third aircraft, a B737-400, was repossessed from TAESA in December 1999.

     At February 1, 2000, two aircraft, representing 4.27% of the Appraised Value at June 30, 1999, are scheduled for re-marketing before November 30, 2000. One aircraft, a B767-200, is subject to a Letter of Intent. The other aircraft, a B737-400, is available for lease as of February 1, 2000 (since this date, a signed Letter of Intent has been received).

     AOG Analysis February 1, 2000

                                                                                  EXPECTED
AIRCRAFT TYPE               OLD LESSEE                 STATUS                     RE-LEASE DATE
-------------               ----------                 ------                     -------------
1   B747-300.............   VARIG                      Subject to Lease           February 2000
2   A310-300.............   Oman Air                   LOI signed                 April 2000
3   A310-300.............   Oman Air                   LOI signed                 April 2000
4   B737-400.............   TAESA                      Available for lease        None

     FIVE YEAR RE-MARKETING TASK BY NUMBER OF AIRCRAFT AS OF FEBRUARY 1, 2000.

                                                 NOV 30,    NOV 30,    NOV 30,    NOV 30,    NOV 30,
YEAR ENDING                                       2000       2001       2002       2003       2004
-----------                                      -------    -------    -------    -------    -------
Narrowbody
A320.........................................                                         2
A321.........................................                                         1
B737.........................................        1          4          1          3          1
B757
MD82.........................................                                                    1
MD83.........................................                   1
F70..........................................                                         0          3
                                                   ---        ---        ---        ---        ---
Subtotal.....................................        1          5          1          6          5
                                                   ---        ---        ---        ---        ---
Widebody
A300.........................................
A310.........................................                                         2
B747.........................................                                         1
B767.........................................        1                                1
                                                   ---        ---        ---        ---        ---
Subtotal.....................................        1          0          0          4          0
                                                   ---        ---        ---        ---        ---
Engine.......................................                              1
                                                   ---        ---        ---        ---        ---
Total........................................        2          5          2         10          5
                                                   ===        ===        ===        ===        ===

     FIVE YEAR RE-MARKETING TASK AS OF FEBRUARY 1, 2000 BY APPRAISED VALUE.*

                                              NOV 30,    NOV 30,    NOV 30,    NOV 30,    NOV 30,
YEAR ENDING                                    2000       2001       2002       2003       2004
-----------                                   -------    -------    -------    -------    -------
Narrowbody
A320......................................                                      6.30%
A321......................................                                      4.22%
B737......................................     2.30%      9.55%      2.63%      6.90%      2.57%
B757......................................
MD82/MD83.................................                1.99%                            1.87%
F70.......................................                                                 4.45%
                                              ------     ------     ------     ------     ------
Subtotal..................................     2.30%     11.54%      2.63%     17.42%      8.89%
                                              ------     ------     ------     ------     ------
Widebody
A300......................................
A310......................................                                      4.73%
B747......................................                                      5.56%
B767......................................     3.16%                            5.60%
                                              ------     ------     ------     ------     ------
Subtotal..................................     3.16%         0%         0%     15.89%         0%
                                              ------     ------     ------     ------     ------
Engine....................................                           0.55%
                                              ------     ------     ------     ------     ------
Total.....................................     5.46%     11.54%      3.18%     33.31%      8.89%
                                              ======     ======     ======     ======     ======

---------------

* Appraised Value as at June 30, 1999

     The average remaining term to lease expiration date, weighted by appraised value at June 30, 1999 is 41 months at February 1, 2000.

LESSEE DIFFICULTIES

     CURRENT ARREARS

     As of February 1, 2000, five lessees were in arrears. The five aircraft on lease to these lessees represented 15.5% of the portfolio by appraised value at June 30, 1999. The total amount of rental payments and maintenance reserves that was in arrears with respect to these five lessees was $3.9 million. MSAF Group holds security deposits of $2.2 million against these arrears. This amount represents 3.6% of annual contracted lease rental payments. The weighted average number of days past due of such arrears was 64 days.

     BAD DEBTS

     In addition to the current arrears of $3.9 million, $6.7 million of rental and maintenance payments (before set-off of security deposits of $2.9 million) was owed to MSAF Group from four of its former lessees as of February 1, 2000. One Brazilian lessee owed $4.4 million of this amount. . Three of the four aircraft have been re-leased to other carriers and the fourth aircraft is off-lease, undergoing maintenance work prior to re-marketing to a new lessee.

     Analysis of Bad Debts Balance as of February 1, 2000

                                                                                                  SECURITY
                                            FORMER                        BAD DEBTS   BAD DEBTS   DEPOSITS
REPOSSESSION DATE           AIRCRAFT TYPE   LESSEE         COUNTRY          TOTAL     RECOVERED    DRAWN     TOTAL
-----------------           -------------   ------         -------        ---------   ---------   --------   -----
                                                                            $M          $M          $M        $M
1   October 1998..........  B757-200        Transaero      Russia           (1.0)        0.2*        0.6     (0.2)
2   March 1999............  A321-100        Onur Air       Turkey           (2.1)        1.2         0.7     (0.2)
3   July 1999.............  B747-300        VARIG          Brazil           (4.8)        0.4         1.1     (3.3)
4   December 1999.........  B737-400        TAESA          Mexico           (0.6)                    0.5     (0.1)
                                                                            ----        ----        ----     ----
TOTAL.....................                                                  (8.5)        1.8         2.9     (3.8)
                                                                            ====        ====        ====     ====

---------------

* $0.2 million was recovered from Transaero against amounts written off in the previous period.

REGIONAL ANALYSIS OF CURRENT ARREARS

     The categorization of countries into geographical regions, Developed Markets, Emerging Markets and Other is determined using Morgan Stanley Capital International, Inc. ("MSCI") designations. A regional analysis of current arrears as of February 1, 2000 is shown below.

     Analysis of Lessee Total Arrears by Region

                                                            #          #          #      CURRENT   SECURITY
           REGION                                       COUNTRIES   AIRCRAFT   LESSEES   ARREARS   DEPOSIT
           ------                                       ---------   --------   -------   -------   --------
                                                                                           $M
Developed  Europe.....................................       1          1          1       0.6       0.6
           North America..............................       1          1          1       0.2       0.3
Emerging   Europe and Middle East.....................       1          1          1       1.3       0.7
           Asia.......................................       0          0          0       0.0       0.0
           Latin America..............................       1          2          2       1.8       0.7
Other      Other......................................       0          0          0       0.0       0.0
                                                           ---        ---        ---       ---       ---
           TOTAL ARREARS..............................       4          5          5       3.9       2.2
                                                           ===        ===        ===       ===       ===

     LATIN AMERICA (EMERGING)

     MSAF Group currently leases 9.3% of the portfolio in Latin America (4.3% in Mexico and 5.0% in Brazil) by appraised value at June 30, 1999. In 1998, Brazil experienced significant downturns in its economy and financial markets, following a dramatic decrease in the value of its currency. Since the beginning of 1998, when MSAF had five aircraft placed with five lessees, there have been two negotiated repossessions (one in Brazil and one in Mexico) with two other lessees restructuring their arrears (both in Brazil). Two of the five current lessees in arrears are based in Latin America.

     In March 1999, MSAF reached an agreement with VASP to defer $0.5 million of arrears owed at that time. Repayment of the arrears plus interest was scheduled to begin in August 1999 and end in January 2000. On February 10, 2000, VASP made a payment of $1.3 million to MSAF Group in full settlement of their deferred and current arrears up to January 31, 2000. This aircraft is a B737-300 and represented 2.1% of the portfolio by appraised value at June 30, 1999.

     In August 1999, MSAF agreed to restructure the arrears of the second Brazilian lessee, Passaredo. The total rental payments, maintenance reserves and default interest owed amounted to $3.7 million. The restructured amounts were capitalized as a note payable and added to the lessee's Conditional Sale Agreement loan balance, with an extension to the term of the loan. At February 1, 2000, $0.3 million of current arrears under the new agreement, which represents approximately 35 days of rental, were due and unpaid. In conjunction with this restructuring, the obligations under this lease were transferred to a new Brazilian entity, B.R.A Transportes Aereos, which replaced Passaredo as lessee. This aircraft is an A310-300 and represented 2.9% of the portfolio by appraised value at June 30, 1999.

     A former Brazilian lessee, VARIG, negotiated an early termination of its lease of a B747-300 aircraft in July 1999. The lease was scheduled to expire in April 2003. The total amount of rental payments and maintenance reserves due under this lease to July 1999, the date of the termination agreement, was $4.8 million against which we drew down a security deposit of $1.1 million. Under the terms of the termination agreement, VARIG is scheduled to repay $10.8 million over eight years to offset arrears of $4.8 million and approximately $6.0 million for maintenance and downtime costs. Provided no default has occurred by October 2005 under this note payable, the total remaining payments will be reduced by approximately $1.0 million on a pro-rata basis between October 2005 and October 2007, the scheduled final payment date under the note. The first payment of $0.4 million under this agreement was due and paid in October 1999. Maintenance work including repairs to the engines is almost completed and the aircraft is scheduled to be delivered to the new lessee in February, 2000. The current market for widebody aircraft in general is weak due to an over supply of capacity caused by the Asian crisis -- see section "Market for B747-300s" below. This aircraft represents approximately 5.6% of the portfolio by appraised value at June 30, 1999.

     A former Mexican lessee, TAESA, defaulted on its obligations under its lease of a B737-400 aircraft and the aircraft was repossessed in December 1999. The lease was scheduled to expire in May 2000. The total amount of rental payments and maintenance reserves due under the lease at the date of repossession was $0.6 million. This amount was partially offset by a security deposit of $0.5 million. The aircraft is currently undergoing maintenance work prior to re-leasing to a new lessee. This aircraft represents approximately 2.3% of the portfolio by appraised value at June 30, 1999.

     EUROPE

     MSAF Group currently leases 31.5% of the portfolio by appraised value at June 30, 1999 in the Europe region. One of the five current lessees in arrears is based in Europe. At February 1, 2000, the total rental and maintenance arrears owed by this lessee was $0.6 million, against which MSAF Group holds a security deposit of $0.6 million. However, the Servicer has indicated that the lessee is currently in financial difficulty and may be unable to meet its future rental or maintenance obligations. This aircraft, an A320-200, represented 3.2% of the portfolio by appraised value at June 30, 1999.

     EUROPE AND MIDDLE EAST (EMERGING)

     MSAF Group currently leases 8.7% of the portfolio by appraised value at June 30, 1999 in the Europe and Middle East (Emerging) region. One of the five lessees in arrears is based in the Europe and Middle East (Emerging) region. In addition, in the last twelve months, one aircraft was repossessed from a lessee based in the Europe and Middle East (Emerging) region. At February 1, 2000, Air Alfa had rental and maintenance arrears of $1.3 million, against which MSAF Group holds a security deposit of $0.7 million. The obligations of Air Alfa under the lease are guaranteed by its parent company, Kombassan Holdings, and the Servicer has instituted legal steps in Turkey to draw down upon the guarantee. This aircraft, an A321-100, represented 4.2% of the portfolio by appraised value at June 30, 1999.

     A former Turkish lessee, Onur Air, defaulted on its obligations under its lease and the aircraft was repossessed in April 1999. The lease was scheduled to expire in May 2000. The total amount of rental payments and maintenance reserves due under the lease at the date of repossession was $2.1 million, against which we retained a security deposit of $0.7 million. The former lessee repaid $1.2 million. The aircraft was re-leased to another Turkish carrier, Air Alfa.

     ASIA (EMERGING)

     MSAF Group currently leases 13.1% of the portfolio by appraised value at June 30, 1999 in the Asia (Emerging) Region. As of February 1, 2000, none of these lessees were in arrears.

     NORTH AMERICA (DEVELOPED)

     MSAF Group currently leases 13.3% of the portfolio by appraised value at June 30, 1999 in the North America (Developed) region. One of the five lessees in arrears is based in North America. On February 2, 2000, Canadian Airlines announced a debt restructuring and moratorium plan. The plan will result in a suspension of payments of about $135 million to lenders and aircraft lessors, including MSAF. The amounts will be repaid on a basis to be negotiated. According to a statement by the lessee, the payment schedule is expected to resume in late April 2000, following approval of the plan by all interested parties. The lessee's rental payment for the month of February was due and unpaid on February 1, 2000. MSAF Group holds a security deposit of $0.3 million for this aircraft, an A320-200 and represented 3.1% of the portfolio by appraised value at June 30, 1999.

     OTHER

     MSAF Group currently leases 11.5% of the portfolio by appraised value at June 30, 1999 in the "Other" region. As of February 1, 2000, none of these lessees were in arrears. In the last twelve months, one aircraft was repossessed from an airline in the "Other" region.

     On April 2, 1999 a lease with Guyana Airways was terminated by agreement with rental arrears of $1.3 million. Guyana made a payment of $3.0 million to MSAF in settlement of its arrears and maintenance obligations. As at February 1, 2000, the total costs for maintenance and redelivery are $5.6 million in excess of the settlement amount received. The aircraft was re-leased to National Airlines, a U.S. carrier, in June 1999. The aircraft, a B757-200ER, represented 3.5% of the portfolio by appraised value at June 30, 1999.

     MARKET FOR B747-300S

     The re-leasing market for the B747-300 aircraft has recently been severely hit by over-capacity in the widebody market in general and for this aircraft type in particular. According to Airclaims, there are currently 79 B747-300 aircraft in the world fleet, of which 20 are currently available for lease. MSAF owns one B747-300 at June 30, 1999 representing 5.6% of the portfolio by appraised value at June 30, 1999. This aircraft was repossessed from its previous lessee, VARIG, a Brazilian airline, in July 1999. The aircraft has been re-leased for three years commencing February 2000 to Air Atlanta Icelandic, a contract carrier based in Iceland and specializing in wet-leases. The new lease rate for this aircraft is approximately 20% of the previous rental reflecting the significant fall in demand for this aircraft type and the current over supply. The reduced rent is somewhat offset by a settlement that was reached with VARIG for terminating its lease early. Future lease rentals for this aircraft will in part depend on the state of the Asian economies, where demand for these aircraft and other widebodies has been strongest in the past.

     INSPECTIONS OF MD-80S

     On February 11, 2000, following an accident involving a MD-83 aircraft, the FAA issued an AD covering DC-9 (MD-83), MD-88, MD-90 and B717 aircraft. The AD required inspection of the stabilization equipment on these aircraft types within 3 days. We own one MD-82 and two MD-83 aircraft, representing 5.98% of the portfolio by appraised value at June 30, 1999. Under the leases of the affected aircraft, all costs of compliance with the AD are the obligation of the lessees.

                                      APPENDIX A
                           MORGAN STANLEY AIRCRAFT FINANCE
                                  PORTFOLIO DETAILS
            All amounts in thousands of US dollars unless otherwise stated
      FIGURES AS OF FEBRUARY 1, 2000

                                                   COUNTRY OF                                       AIRCRAFT         ENGINE
                       REGION (1)                CURRENT LESSEE             CURRENT LESSEE            TYPE       CONFIGURATION
                       ----------            -----------------------   -------------------------   ----------   ----------------
                    1  Europe                France                    Air Liberte                 MD-83        JT8D-219
                    2  (Developed)           France                    l'Aeropostale               B737-300     CFM 56-3C1
                    3                        Greece                    Olympic Airways             B737-400     CFM 56-3C1
                    4                        Netherlands               KLM                         engine       CF6-80C2B6F
                    5                        Netherlands               Transavia                   B737-300     CFM 56-3C1
                    6                        Ireland                   TransAer                    A320-200     V2500-A1
                    7                        Norway                    Braathens                   B737-500     CFM 56-3B1
                    8                        UK                        Britannia Airways           B767-200ER   CF6-80A
                    9                        UK                        Flying Colours (5)          A320-200     V2500-A1
                   10                        UK                        Air 2000                    B767-300ER   CF6-80C2B6F
                   11                        UK                        Flying Colours              B757-200ER   RB211-535-E4-37
       Sub-total
                   12  North America         USA                       Alaska Airlines             B737-400     CFM 56-3C1
                   13  (Developed)           USA                       TWA                         MD-83        JT8D-219
                   14                        USA                       TWA                         MD-82        JT8D-217C
                   15                        USA                       National Airlines           B757-200ER   RB211-535-E4
                   16                        Canada                    Canadian Airlines           A320-200     V2500-A1
       Sub-total
                   17  Europe                Hungary                   Malev                       F-70         TAY MK620-15
                   18  and Middle East       Hungary                   Malev                       F-70         TAY MK620-15
                   19  (Emerging)            Hungary                   Malev                       F-70         TAY MK620-15
                   20                        Turkey                    Air Alfa                    A321-100     V2530-A5
       Sub-total
                   21  Asia                  Korea                     Asiana                      B767-300     CF6-80C2B6F
                   22  (Emerging)            Taiwan                    China Airlines              A300-600R    PW 4158
                   23                        China                     China Hainan                B737-300     CFM 56-3C1
       Sub-total
                       Latin America
                   24  (Emerging)            Brazil                    B.R.A. Transportes Aereos   A310-300     JT9D-7R4E1
                   25                        Brazil                    VASP                        B737-300     CFM 56-3B2
                   26                        Mexico                    Aero Mexico                 B757-200ER   PW 2037
       Sub-total
                   27  Other                 Fiji                      Air Pacific                 B767-300ER   CF6-80C2B4
                   28                        Iceland                   IcelandAir                  B737-300     CFM 56-3B2
                   29                        Malta                     Air Malta                   B737-300     CFM 56-3B2
       Sub-total
                       AOG
                   30  Other                 Iceland (6)               Air Atlanta Icelandic       B747-300B    CF6-80C2
                   31  Pacific (Developed)   Singapore (6)             Regionair                   A310-300     JT9D-7R4E1
                   32  Pacific (Developed)   Singapore (6)             Regionair                   A310-300     JT9D-7R4E1
                   33                        Available for lease (7)   Available for lease         B737-400     CFM 56-3B2
                       Total....................................................................................................

                                           30-JUN-99
                  SERIAL     DATE OF     ADJUSTED BASE    % OF     % OF
                  NUMBER   MANUFACTURE     VALUE (2)     TOTAL    REGION
                  ------   -----------   -------------   ------   ------
                   49822     Dec-88          19,454        2.0%
                   23788     May-87          19,330        2.0%
                   25371     Jan-92          25,729        2.6%
                  704279     Jun-95           5,425        0.5%
                   27635     May-95          28,072        2.9%
                     414     May-93          31,182        3.2%
                   25165     Apr-93          19,849        2.0%
                   23807     Aug-87          30,952        3.2%
                     393     Feb-93          30,426        3.1%
                   26256     Apr-93          64,912        6.6%
                   24367     Feb-89          32,859        3.4%
       Sub-total                                                   31.5%
                   25104     May-93          27,099        2.8%
                   49824     Mar-89          20,726        2.1%
                   49825     Mar-89          18,290        1.9%
                   24260     Dec-88          34,083        3.4%
                     279     Feb-92          30,175        3.1%
       Sub-total                                                   13.3%
                   11564     Dec-95          13,991        1.5%
                   11565     Feb-96          14,603        1.5%
                   11569     Mar-96          14,969        1.5%
                     597     May-96          41,248        4.2%     8.7%
       Sub-total
                   24798     Oct-90          54,775        5.6%
                     555     Mar-90          47,140        4.8%
                   26295     Dec-93          25,741        2.7%
       Sub-total                                                   13.1%
                     437     Nov-86          28,322        2.9%
                   24299     Nov-88          20,454        2.1%
                   26272     Mar-94          42,545        4.3%
       Sub-total                                                    9.3%
                   26260     Sep-94          67,167        6.9%
                   23811     Oct-87          20,299        2.1%
                   25161     Feb-92          25,123        2.5%
       Sub-total                                                   11.5%
                   24106     Apr-88          54,382        5.6%
                     409     Nov-85          23,009        2.3%
                     410     Nov-85          23,276        2.4%
                   24234     Oct-88          22,508        2.3%    12.6%
                                            -------      ------   ------
                  Total...............      978,116      100.0%   100.0%
                                            978,116      100.0%   100.0%
                                            =======      ======   ======

---------------

     (1) Regions are defined according to MSCI designations.
     (2) Adjusted Base Value is the Base Value of each aircraft as per the June 30, 1999 Appraisal
     (3) Total Number of Lessees = 25
     (4) Total Number of Countries = 18
     (5) Previously Caledonian Airways, now merged with Flying Colours.
     (6) Currently AOG but subject to a Letter of Intent
     (7) Subject to a Letter of Intent since February 1, 2000.

                                   APPENDIX B
                        MORGAN STANLEY AIRCRAFT FINANCE
                     COMPARISON OF ACTUAL CASH FLOWS VERSUS
                   THE BASE CASE FOR THE TWELVE MONTH PERIOD
           All amounts in US dollars millions unless otherwise stated

                                                                       1998                 % OF 1998 BASE CASE LEASE RENTALS
                                                           -----------------------------   -----------------------------------
                                                           ACTUAL   BASE CASE   VARIANCE   ACTUAL*    BASE CASE**    VARIANCE
                                                           ------   ---------   --------   --------   ------------   ---------
                     CASH COLLECTIONS
[1]                  Lease Rentals.......................   126.8     126.8         --      100.0%        100.0%         0.0%
[2]                  -Renegotiated Leases................    (1.4)       --       (1.4)      -1.1%                      -1.1%
[3]                  -Rental Resets......................    (2.0)       --       (2.0)      -1.6%                      -1.6%
                                                           ------    ------      -----      -----        ------        -----
[4] (LOGO)[1]....[3] CONTRACTED LEASE RENTALS............   123.4     126.8       (3.4)      97.3%        100.0%        -2.7%
[5]                  Movement in Current Arrears              0.1        --        0.1        0.1%                       0.1%
                     Balance.............................
                     less Net Stress-related Costs
[6]                  -Bad debts..........................    (4.0)       --                  -3.2%
[7]                  -Capitalised arrears................    (3.5)                           -2.8%
[8]                  -Security deposits drawn down.......     2.5        --                   2.0%
[9]                  -AOG................................    (5.2)       --                  -4.1%
[10]                 -Other Leasing Income...............     2.5        --                   2.0%
[11]                 -Repossession.......................    (1.1)                           -0.9%
                                                           ------    ------      -----      -----        ------        -----
[12](LOGO)[6]....[11] sub-total...........................   (8.8)     (5.7)      (3.1)      -7.0%         -4.5%        -2.5%
[13]   [4]+[5]+[12]  NET LEASE RENTALS...................   114.7     121.1       (6.4)      90.4%         95.5%        -5.1%
[14]                 Interest Earned.....................     1.8       1.4        0.4        1.4%          1.1%         0.3%
[15]                 Net Maintenance.....................     2.6        --        2.6        2.1%          0.0%         2.1%
                                                           ------    ------      -----      -----        ------        -----
[16](LOGO)[13]...[15] TOTAL CASH COLLECTIONS..............  119.1     122.5       (3.4)      93.9%         96.6%        -2.7%
                                                           ======    ======      =====      =====        ======        =====
                     CASH EXPENSES
                     Aircraft Operating Expenses
[17]                 -Insurance..........................    (0.4)       --                  -0.3%
[18]                 -Re-leasing and other overheads.....    (0.2)                           -0.2%
                                                           ------    ------      -----      -----        ------        -----
[19]      [17]+[18]  subtotal............................    (0.6)     (4.4)       3.8       -0.5%         -3.5%         3.0%
                     SG&A Expenses
[20]                 Aircraft Servicer Fees
                     -Base Fee...........................    (2.9)                           -2.3%
                     -Rent Collected Fee.................    (1.1)                           -0.9%
                     -Rent Contracted Fee................    (1.2)                           -0.9%
                     -Incentive Fee......................    (0.5)                           -0.4%
                                                           ------    ------      -----      -----        ------        -----
[21]            [20] sub-total...........................    (5.7)     (6.4)       0.7       -4.5%         -5.1%         0.6%
[22]                 Other Fees..........................    (2.3)     (3.2)       0.9       -1.8%         -2.6%         0.8%
                                                           ------    ------      -----      -----        ------        -----
[23]      [21]+[22]  subtotal............................    (8.0)     (9.6)       1.6       -6.3%         -7.7%         1.4%
                                                           ------    ------      -----      -----        ------        -----
[24]      [19]+[23]  TOTAL CASH EXPENSES.................    (8.6)    (14.0)       5.4       -6.8%        -11.2%         4.4%
                                                           ======    ======      =====      =====        ======        =====
                     NET CASH COLLECTIONS
[25]            [16] Total Cash Collections..............   119.1     122.5       (3.4)      93.9%         96.6%        -2.7%
[26]            [24] Total Cash Expenses.................    (8.6)    (14.0)       5.4       -6.8%        -11.2%         4.4%
[27]                 Interest Payments...................   (58.5)    (63.2)       4.7      -46.1%        -49.8%         3.7%
[28]                 Swap Payments.......................    (8.7)     (3.8)      (4.9)      -6.8%         -3.0%        -3.8%
[29]                 Exceptional Item....................      --        --         --
[30](LOGO)[25]...[29] TOTAL...............................   43.3      41.5        1.8       34.2%         32.6%         1.6%
                                                           ======    ======      =====      =====        ======        =====
[31]                 PRINCIPAL PAYMENTS
                     subclass A1.........................      --        --
                     subclass A2.........................    39.5      37.7        1.8       31.2%         29.6%         1.6%
                     subclass B1.........................     3.8       3.8        0.0        3.0%          3.0%         0.0%
                     subclass C1.........................     0.0       0.0       0.00        0.0%          0.0%         0.0%
                     subclass D1.........................                --                   0.0%          0.0%         0.0%
                                                           ------    ------      -----      -----        ------        -----
                     TOTAL...............................    43.3      41.5        1.8       34.2%         32.6%         1.6%
                                                           ======    ======      =====      =====        ======        =====
                     DEBT BALANCES
                     as at November 15, 1999
                     subclass A1.........................   400.0     400.0
                     subclass A2.........................   234.5     247.1
                     subclass B1.........................    91.0      91.0
                     subclass C1.........................   100.0     100.0
                     subclass D1.........................   110.0     110.0
                                                           ------    ------
                                                            935.5     948.1
                                                           ======    ======

                                   APPENDIX C
                        MORGAN STANLEY AIRCRAFT FINANCE
                           PERFORMANCE TO DATE VERSUS
                                 1998 BASE CASE
                          MAR 3, 1998 -- NOV 15, 1999
           All amounts in US dollars millions unless otherwise stated

                                                                       1998                 % OF 1998 BASE CASE LEASE RENTALS
                                                           -----------------------------   -----------------------------------
                                                           ACTUAL   BASE CASE   VARIANCE   ACTUAL*    BASE CASE**    VARIANCE
                                                           ------   ---------   --------   --------   ------------   ---------
                     CASH COLLECTIONS
[1]                  Lease Rentals.......................   220.9     220.9         --      100.0%        100.0%         0.0%
[2]                  -Renegotiated Leases................    (1.4)       --       (1.4)      -0.6%          0.0%        -0.6%
[3]                  -Rental Resets......................    (2.0)       --       (2.0)      -0.9%          0.0%        -0.9%
                                                           ------    ------      -----      -----        ------        -----
[4] (LOGO)[1]....[3] CONTRACTED LEASE RENTALS............   217.5     220.9       (3.4)      98.5%        100.0%        -1.5%
[5]                  Movement in Current Arrears             (3.1)       --       (3.1)      -1.4%                      -1.4%
                     Balance.............................
                     less Net Stress related Costs
[6]                  -Bad debts..........................    (6.2)       --                  -2.8%
[7]                  -Capitalised arrears................    (3.5)                           -1.6%
[8]                  -Security deposits drawn down.......     4.0        --                   1.8%
[9]                  -AOG................................    (5.6)       --                  -2.6%
[10]                 -Other Leasing Income...............     3.6        --                   1.6%
[11]                 -Repossession.......................    (2.2)                           -1.0%
                                                           ------    ------      -----      -----        ------        -----
[12](LOGO)[6]....[11] sub-total...........................   (9.9)     (9.9)        --       -4.5%         -4.5%         0.0%
[13]   [4]+[5]+[12]  NET LEASE RENTALS...................   204.5     211.0       (6.5)      92.6%         95.5%        -2.9%
                     ------------------------------------  ------    ------      -----      -----        ------        -----
[14]                 Interest Earned.....................     3.8       2.4        1.4        1.7%          1.1%         0.6%
[15]                 Net Maintenance.....................     9.7        --        9.7        4.4%          0.0%         4.4%
                                                           ------    ------      -----      -----        ------        -----
[16](LOGO)[13]...[15] TOTAL CASH COLLECTIONS..............  218.0     213.4        4.6       98.7%         96.6%         2.1%
                                                           ======    ======      =====      =====        ======        =====
                     CASH EXPENSES
                     Aircraft Operating Expenses
[17]                 -Insurance..........................    (1.6)     (7.7)       6.1       -0.7%         -3.5%         2.8%
[18]                 -Re-leasing and other overheads
[19]      [17]+[18]  subtotal............................    (1.6)     (7.7)       6.1       -0.7%         -3.5%         2.8%
                     SG&A Expenses
[20]                 Aircraft Servicer Fees
                     -Base Fee...........................    (3.6)
                     -Rent Collected Fee.................    (2.0)
                     -Rent Contracted Fee................    (2.2)
                     -Incentive Fee......................    (0.5)
                                                           ------    ------      -----      -----        ------        -----
[21]            [20] sub-total...........................    (8.3)     (9.7)       1.4       -3.7%         -4.4%         0.7%
[22]                 Other Fees..........................    (4.7)     (5.5)       0.8       -2.1%         -2.5%         0.4%
                                                           ------    ------      -----      -----        ------        -----
[23]      [21]+[22]  subtotal............................   (13.0)    (15.2)       2.2       -5.8%         -6.9%         1.1%
[24]      [19]+[23]  TOTAL CASH EXPENSES.................   (14.6)    (22.9)       8.3        6.5%        -10.4%         3.9%
                                                           ======    ======      =====      =====        ======        =====
                     NET CASH COLLECTIONS
[25]            [16] Total Cash Collections..............   218.0     213.4        4.6       98.7%         96.6%         2.1%
[26]            [24] Total Cash Expenses.................   (14.6)    (22.9)       8.3       -6.6%        -10.4%         3.8%
[27]                 Interest Payments...................  (104.1)   (109.5)       5.4      -47.1%        -49.6%         2.5%
[28]                 Swap Payments.......................   (11.9)     (6.2)      (5.7)      -5.4%         -2.8%        -2.6%
[29]                 Exceptional Item....................    27.1      27.1         --       12.3%         12.3%         0.0%
                                                           ------    ------      -----      -----        ------        -----
[30](LOGO)[25]...[29] TOTAL...............................  114.5     101.9       12.6       51.9%         46.1%         5.8%
                                                           ======    ======      =====      =====        ======        =====
[31]                 PRINCIPAL PAYMENTS
                     subclass A1.........................      --        --
                     subclass A2.........................   105.5      92.9       12.6       47.8%         42.0%         5.8%
                     subclass B1.........................     9.0       9.0       (0.0)       4.1%          4.1%         0.0%
                     subclass C1.........................     0.0       0.0        0.0        0.0%          0.0%         0.0%
                     subclass D1.........................      --        --
                                                           ------    ------      -----      -----        ------        -----
                     TOTAL...............................   114.5     101.9       12.6       51.9%         46.1%         5.8%
                                                           ======    ======      =====      =====        ======        =====
                     DEBT BALANCES
                     as at November 15, 1999
                     subclass A1.........................   400.0     400.0
                     subclass A2.........................   234.5     247.1
                     subclass B1.........................    91.0      91.0
                     subclass C1.........................   100.0     100.0
                     subclass D1.........................   110.0     110.0
                                                           ------    ------
                                                            935.5     948.1
                                                           ======    ======

                                   APPENDIX C

                        MORGAN STANLEY AIRCRAFT FINANCE
                           PERFORMANCE TO DATE VERSUS
                                 1998 BASE CASE
                          MAR 3, 1998 -- NOV 15, 1999

           All amounts in US dollars millions unless otherwise stated

                                                                               1998
     COVERAGE RATIOS                CLOSING              ACTUAL              BASE CASE
     ---------------             -------------         -----------         -------------
     Net Cash Collections............................        114.5                 101.9
     Add Back Interest and Swap Payments.............        116.1                 115.7
     Add Back Permitted Accruals.....................          1.6                    --
a    Net Cash Collections (excl. interest and swap           232.1                 217.6
     pymts)..........................................
b    Swaps...........................................         11.9                   6.2
c    Class A Interest................................         66.2                  71.0
d    Class A Minimum.................................         15.2                  22.2
e    Class B Interest................................          9.9                  10.5
f    Class B Minimum.................................          9.0                   9.0
g    Class C Interest................................         11.8                  11.7
h    Class C Minimum.................................          0.0                   0.0
i    Class D Interest................................         16.3                  16.3
j    Class D Minimum.................................           --                    --
k    Class A Scheduled...............................           --                    --
l    Class B Scheduled...............................           --                    --
m    Class C Scheduled...............................          0.0                   0.0
n    Class D Scheduled...............................           --                    --
o    Permitted Aircraft Modifications................          1.6                    --
p    Class A Supplemental............................         90.2                  70.7
                                                       -----------         -------------
     Total...........................................        232.1                 217.6
                                                       -----------         -------------
[1]  Interest Coverage Ratio
     Class A.........................................         2.97                  2.82         = a / (b+c)
     Class B.........................................         2.25                  1.98         = a / (b+c+d+e)
     Class C.........................................         1.87                  1.67         = a / (b+c+d+e+f+g)
     Class D.........................................         1.65                  1.48         = a / (b+c+d+e+f+g+h+i)
[2]  Debt Coverage Ratio
     Class A.........................................         1.65                  1.48         = a / (b+c+d+e+f+g+h+i+ j+k)
     Class B.........................................         1.65                  1.48         = a / (b+c+d+e+f+g+h+i+j+k+l)
     Class C.........................................         1.65                  1.48         = a / (b+c+d+e+f+g+h+i+j+k+l+m)
     Class D.........................................         1.65                  1.48         = a / (b+c+d+e+f+g+h+i+j+k+l+m+n)
     Loan-to-Value Ratios (in US dollars)
[3]  Assumed Portfolio Value...  1,115,510,000                             1,015,877,091
[4]  Adjusted Portfolio                                         --
     Value.....................
     Liquidity Reserve Amount
     Of which
     -- Cash...................     25,000,000          25,000,000            25,000,000
     -- Accrued Expenses.......                          4,045,764
     -- Letters of Credit           40,000,000          40,428,351            40,428,351
       held....................
                                 -------------         -----------         -------------
     Subtotal..................     65,000,000          69,474,115            65,428,351
     Less Lessee Security         (20,000,000)         (20,428,351)         (20,428,351)
     Deposits..................
     Subtotal..................     45,000,000          49,045,764            45,000,000
[5]  Total Asset Value.........  1,160,510,000          49,045,764         1,060,877,091
     Note Balances as at November 15, 1999
     Class A...................    740,000,000  63.8%  634,532,775  62.7%    647,100,914  61.0%
     Class B...................    100,000,000  72.4%   91,022,587  71.7%     91,022,587  69.6%
     Class C...................    100,000,000  81.0%   99,986,794  81.6%     99,986,794  79.0%
     Class D...................    110,000,000  90.5%  110,000,000  92.5%    110,000,000  89.4%
                                 -------------         -----------         -------------
     Total.....................  1,050,000,000         935,542,156           948,110,295
                                 =============         ===========         =============

---------------

* 1998 Base Case Cash Collections and Cash Expenses have been adjusted for non-delivery of an aircraft.

[1] Interest Coverage Ratio is equal to Net Cash Collections (excl. interest and swap payments) expressed as a ratio of the interest payable on each subclass of Notes plus the interest and minimum principal payments payable on each subclass of Notes that rank senior in priority of payment to the relevant subclass of Notes.

[2] Debt Service Ratio is equal to Net Cash Collections (excl. interest and swap payments) expressed as a ratio of the interest and minimum and scheduled principal payments payable on each subclass of Notes plus the interest and minimum and scheduled principal payments payable on each subclass of Notes that ranks equally with or senior to the relevant subclass of Notes in the priority of payments.

[3] Assumed Portfolio Value represents the Initial Appraised Value of each aircraft in the Portfolio multiplied by the Depreciation Factor at Calculation date divided by the Depreciation Factor at Closing date.

[4] Adjusted Portfolio Value represents the Base Value of each aircraft in the Portfolio as determined by the most recent Appraisal multiplied by the Depreciation Factor at Calculation date divided by the Depreciation Factor at Closing date.

    The lower of the Assumed Portfolio Value or 105% of the Adjusted Portfolio Value is used to calculate the principal repayment amounts to Noteholders.

[5] Total Asset Value is equal to Total Assumed Portfolio Value plus Liquidity
    Reserve Amount minus Lessee Security Deposits.

                                 EXHIBIT INDEX

EXHIBIT                                                                  SEQUENTIALLY
NUMBER                      DESCRIPTION OF DOCUMENT                      NUMBERED PAGE
-------                     -----------------------                      -------------
  3.1     Certificate of Trust of MSAF*
  3.2     Third Amended and Restated Trust Agreement of MSAF dated as of March 3, 1998*
  4.1     Indenture dated as of March 3, 1998 by and among MSAF and
          Bankers Trust Company, as Trustee with respect to the Notes*
  4.2     Form of Global Note (included in Exhibit 4.1)
  4.3     Registration Rights Agreement dated March 3, 1998 by and
          between MSAF and Morgan Stanley & Co. International Limited*
 10.1     Administrative Agency Agreement dated as of March 3, 1998
          among MSAF, Cabot Aircraft Services Limited, as
          Administrative Agent, Bankers Trust Company, as Security
          Trustee and each subsidiary of MSAF*
 10.2     Cash Management Agreement dated as of March 3, 1998 among
          MSAF, Bankers Trust Company, as Security Trustee and as Cash
          Manager and each subsidiary of MSAF*
 10.3     Financial Advisory Agreement dated as of March 3, 1998
          between MSAF and Morgan Stanley & Co. Incorporated, as
          Financial Adviser*
 10.4     Custody and Loan Agreement dated as of March 3, 1998 among
          MSAF, International Lease Finance Corporation and each
          subsidiary of MSAF*
 10.5     Loan Agreement dated as of March 3, 1998 between MSAF and
          Morgan Stanley, Dean Witter, Discover & Co.*
 10.6     Security Trust Agreement dated as of March 3, 1998 among
          MSAF, Bankers Trust Company, as Security Trustee, as Cash
          Manager and as Trustee, Cabot Aircraft Services Limited, as
          Administrative Agent and each subsidiary of MSAF*
 10.7     Reference Agency Agreement dated as of March 3, 1998 among
          MSAF, Bankers Trust Company, as Reference Agent and as
          Trustee and Cabot Aircraft Services Limited, as
          Administrative Agent*
 10.8     Servicing Agreement dated as of November 10, 1997 among
          MSAF, International Lease Finance Corporation, Cabot
          Aircraft Services Limited, as Administrative Agent and each subsidiary of MSAF*
 10.9     Asset Purchase Agreement dated as of November 10, 1997
          between MSAF and International Lease Finance Corporation*
 21.1     Subsidiaries of MSAF*
 23.1     Consent of Aircraft Information Services, Inc.**
 23.2     Consent of BK Associates, Inc.**
 23.3     Consent of Airclaims Limited**
 23.4     Consent of Aircraft Value Analysis Company**
 23.5     Consent of Morten Beyer and Agnew**
 27.1     Financial Data Schedule**
 99.1     Appraisal of Aircraft Information Services, Inc. relating to the Aircraft**
 99.2     Appraisal of BK Associates, Inc. relating to the Aircraft**
 99.3     Appraisal of Airclaims Limited relating to the Aircraft**

EXHIBIT                                                                  SEQUENTIALLY
NUMBER                      DESCRIPTION OF DOCUMENT                      NUMBERED PAGE
-------                     -----------------------                      -------------
 99.4     Appraisal of Aircraft Value Analysis Company relating to the
          Aircraft**
 99.5     Appraisal of Morten Beyer and Agnew relating to the
          Aircraft**

---------------

 * Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-56575), previously filed with the Securities and Exchange Commission

** Filed herewith