Form 10-Q
period 2000-02-29
MORGAN STANLEY AIRCRAFT FINANCE
filed 2000-04-14
CIK 1059582

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

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

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

-------------------------------------------------------------------------------------------------------
                                                                                     OUTSTANDING AT
ISSUER                                                              CLASS            APRIL 1, 2000
-------------------------------------------------------------------------------------------------------
Morgan Stanley Aircraft Finance............................  Beneficial Interest          One
-------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        MORGAN STANLEY AIRCRAFT FINANCE

               FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 29, 2000

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I. FINANCIAL INFORMATION...............................      2
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)....................      2
  -- Interim Condensed Consolidated Financial Statements
     (Unaudited)............................................      2
  -- Notes to the Interim Condensed Consolidated Financial
     Statements (Unaudited).................................      6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................     13
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.........................................     22
PART II. OTHER INFORMATION..................................     24
ITEM 1. NOT APPLICABLE
ITEM 2. NOT APPLICABLE
ITEM 3. NOT APPLICABLE
ITEM 4. NOT APPLICABLE
ITEM 5. NOT APPLICABLE
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     24
SIGNATURES..................................................     25
INDEX TO EXHIBITS...........................................     26
APPENDIX 1. CASH ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS...................................     27

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  FEB 29,       NOV 30,
                                                                   2000           1999
                                                                -----------    ----------
                                                                (UNAUDITED)
                           ASSETS
Cash and cash equivalents...................................    $   39,391     $   35,119
Receivables:
  Lease income, net.........................................         2,041          1,908
  Investment income and other...............................           183            161
Aircraft under operating leases, net........................       874,286        886,051
Investment in capital lease, net............................        17,382         18,300
Underwriting and other issuance related costs, net of
  amortization..............................................        15,655         15,935
                                                                ----------     ----------
Total Assets................................................    $  948,938     $  957,474
                                                                ==========     ==========
    LIABILITIES AND BENEFICIAL INTERESTHOLDER'S DEFICIT
Payables:
  Interest payable to Noteholders...........................    $    2,397     $    2,481
Deferred rental income......................................         5,650          5,318
Liability for maintenance...................................        64,935         57,437
Other liabilities...........................................        11,033         11,376
Notes payable:
  Subclass A-1..............................................       400,000        400,000
  Subclass A-2..............................................       229,516        234,533
  Subclass B-1..............................................        90,044         91,023
  Subclass C-1..............................................        99,910         99,987
  Subclass D-1..............................................       110,000        110,000
                                                                ----------     ----------
                                                                 1,013,485      1,012,155
                                                                ----------     ----------
Commitments and contingencies
Beneficial Interestholder's Deficit:
  Beneficial Interest.......................................             1              1
  Deemed Distribution.......................................       (15,305)       (15,305)
  Accumulated Deficit.......................................       (49,243)       (39,377)
                                                                ----------     ----------
  Total Beneficial Interestholder's Deficit.................       (64,547)       (54,681)
                                                                ----------     ----------
Total Liabilities and Beneficial Interestholder's Deficit...    $  948,938     $  957,474
                                                                ==========     ==========

     See Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                                          FEBRUARY 29, 2000     FEBRUARY 28, 1999
                                                          ------------------    ------------------
                                                                        (UNAUDITED)
Revenues:
  Lease income, net...................................        $  25,716             $  27,088
  Investment income on collection account.............              539                   431
                                                              ---------             ---------
  Total revenues......................................           26,255                27,519
                                                              ---------             ---------
Expenses:
  Interest expense....................................           15,245                16,349
  Depreciation expense................................           11,765                11,765
  Operating expenses:
     Service provider and other fees..................            1,682                 2,047
     Maintenance and other aircraft related costs.....            7,429                 1,072
                                                              ---------             ---------
  Total expenses......................................           36,121                31,233
                                                              ---------             ---------
Net loss..............................................        $  (9,866)            $  (3,714)
                                                              =========             =========

     See Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES
            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                                          FEBRUARY 29, 2000     FEBRUARY 28, 1999
                                                          ------------------    ------------------
                                                                        (UNAUDITED)
Cash flows from operating activities
  Net loss............................................        $  (9,866)            $  (3,714)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
  Depreciation expense -- aircraft under operating
     leases...........................................           11,765                11,765
  Amortization of underwriting and other issuance
     related costs....................................              280                   280
  Provision for doubtful accounts.....................              920                 3,041
  Changes in assets and liabilities:
     Receivables:
       Investment income and other....................              (22)                   33
       Lease income...................................             (377)               (1,048)
     Investment in capital lease......................              242                   606
     Liability for maintenance........................            7,498                 1,819
     Interest payable to Noteholders..................              (84)                 (144)
     Deferred rental income...........................              332                  (638)
     Other liabilities................................             (343)               (1,279)
                                                              ---------             ---------
Net cash provided by operating activities.............           10,345                10,721
                                                              ---------             ---------
Cash flows from financing activities
  Repayments of Notes.................................           (6,073)              (10,149)
                                                              ---------             ---------
Net cash used for financing activities................           (6,073)              (10,149)
                                                              ---------             ---------
Net increase in cash and cash equivalents.............            4,272                   572
Cash and cash equivalents at beginning of period......           35,119                34,850
                                                              ---------             ---------
Cash and cash equivalents at end of period............        $  39,391             $  35,422
                                                              =========             =========

     See Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                      BENEFICIAL INTERESTHOLDER'S DEFICIT
                             (DOLLARS IN THOUSANDS)

                                                                                              TOTAL
                                                                                            BENEFICIAL
                                               BENEFICIAL      DEEMED      ACCUMULATED   INTERESTHOLDER'S
                                                INTEREST    DISTRIBUTION     DEFICIT         DEFICIT
                                               ----------   ------------   -----------   ----------------
                                                                      (UNAUDITED)
Balance at November 30, 1998................    $      1      $(15,305)     $(31,445)        $(46,749)
Net loss....................................          --            --        (3,714)          (3,714)
                                                --------      --------      --------         --------
Balance at February 28, 1999................    $      1      $(15,305)     $(35,159)        $(50,463)
                                                ========      ========      ========         ========

                                                                                              TOTAL
                                                                                            BENEFICIAL
                                               BENEFICIAL      DEEMED      ACCUMULATED   INTERESTHOLDER'S
                                                INTEREST    DISTRIBUTION     DEFICIT         DEFICIT
                                               ----------   ------------   -----------   ----------------
                                                                      (UNAUDITED)
Balance at November 30, 1999................    $      1      $(15,305)     $(39,377)        $(54,681)
Net loss....................................          --            --        (9,866)          (9,866)
                                                --------      --------      --------         --------
Balance at February 29, 2000................    $      1      $(15,305)     $(49,243)        $(64,547)
                                                ========      ========      ========         ========

     See Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

  NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     Morgan Stanley Aircraft Finance ("MSAF") is a special purpose business trust that was formed on October 30, 1997 under the laws of Delaware. MSAF and its subsidiaries ("MSAF Group") were formed to conduct certain limited activities, including acquiring, financing, re-financing, owning, leasing, re-leasing, selling, maintaining and modifying commercial aircraft. At February 29, 2000, all of the beneficial interest of MSAF Group was owned by Morgan Stanley Financing, Inc. ("MSF"), a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co. ("MSDW"). MSAF Group's obligations, including its financial debt obligations, are not obligations of, or guaranteed by, MSDW, MSF or any person other than MSAF Group.

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

     The interim condensed consolidated financial statements should be read in conjunction with MSAF Group's consolidated financial statements and notes thereto as of and for the fiscal year ended November 30, 1999 ("Fiscal 1999"). The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

NOTE 2 -- CONCENTRATIONS OF CREDIT RISK

     Credit risk with respect to operating lease receivables is generally diversified due to the number of lessees comprising MSAF Group's customer base and the different geographic areas in which they operate. At February 29, 2000 MSAF Group had leased aircraft to 27 lessees in 19 countries.

     Certain of MSAF Group's lessees are in a relatively weak financial position because of the difficult economic conditions in the civil aviation industry as a whole and because, in general, weakly capitalized airlines are more likely to seek operating leases. In addition, at February 29, 2000, 11 of MSAF Group's aircraft were leased to lessees domiciled in certain emerging market nations, including those located in Eastern Europe, the Middle East, Latin America and Asia. The exposure of MSAF Group's aircraft to particular countries and customers is managed partly through concentration limits and partly through obtaining security from lessees by way of deposits.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

NOTE 3 -- AIRCRAFT

                                                                FEB 29, 2000    NOV 30, 1999
                                                                ------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Stage 3 Aircraft and one engine:
Cost........................................................      $972,030        $972,030
Less: Accumulated depreciation..............................       (97,744)        (85,979)
                                                                  --------        --------
                                                                  $874,286        $886,051
                                                                  ========        ========
     Aircraft cost includes $38.7 million of maintenance liabilities that MSAF Group assumed at the date of purchase.
FLEET ANALYSIS:
On lease for a further period of:
More than five years........................................             9               9
From one to five years......................................            21              20
Less than one year..........................................             2               3
                                                                  --------        --------
Total aircraft portfolio (including one engine) on lease....            32              32
                                                                  ========        ========

     At February 29, 2000 there were four non-revenue earning aircraft in MSAF Group's portfolio. Three of these were subject to lease agreements and one was subject to a non-binding letter of intent for lease. At November 30, 1999 there was one non-revenue earning aircraft in MSAF Group's portfolio.

NOTE 4 -- INVESTMENT IN CAPITAL LEASE

     One of MSAF Group's aircraft has been leased to a customer under a sales-type capital lease. The components of MSAF Group's investment in this lease are as follows:

                                                                FEB 29, 2000    NOV 30, 1999
                                                                ------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Minimum lease payments receivable...........................      $ 28,084        $ 28,733
Less: Allowance for doubtful accounts.......................          (676)             --
                                                                  --------        --------
Net minimum lease payments receivable.......................        27,408          28,733
Less: Unearned income.......................................       (10,026)        (10,433)
                                                                  --------        --------
Net investment in capital lease.............................      $ 17,382        $ 18,300
                                                                  ========        ========

     At February 29, 2000, minimum lease payments for each of the five succeeding fiscal years were $3.7 million.

     Unearned income is recognized over the term of the lease using the interest method.

     The provision for doubtful accounts related to this lease of $0.7 million for the three months ended February 29, 2000 is recorded as a reduction of lease income revenues in the Interim Condensed Consolidated Statements of Operations.

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

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

     Since February 29, 2000, International Lease Finance Corporation ("ILFC"), the servicer of MSAF Group's aircraft portfolio, has advised MSAF Group that it is in the process of repossessing this aircraft.

NOTE 5 -- LEASE INCOME RECEIVABLE

     Lease income receivable was as follows:

                                                                FEB 29, 2000    NOV 30, 1999
                                                                ------------    -------------
                                                                   (DOLLARS IN THOUSANDS)
Lease income receivable.....................................      $  2,648        $  2,271
Less: Allowance for doubtful accounts.......................          (607)           (363)
                                                                  --------        --------
Lease income receivable, net................................      $  2,041        $  1,908
                                                                  ========        ========

     The provision for doubtful accounts of $0.2 million for the three months ended February 29, 2000 is recorded as a reduction of lease income revenues in the Interim Condensed Consolidated Statements of Operations.

     Activity in the allowance for doubtful accounts was as follows:

                                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                                             FEB 29, 2000          FEB 28, 1999
                                                          ------------------    ------------------
                                                                   (DOLLARS IN THOUSANDS)
Balance, beginning of period..........................         $    363              $    553
Provision for doubtful accounts.......................              244                 1,647
                                                               --------              --------
Balance, end of period................................         $    607              $  2,200
                                                               ========              ========

NOTE 6 -- LIABILITY FOR MAINTENANCE

     Activity in the liability for maintenance account was as follows:

                                                          THREE MONTHS ENDED
                                                             FEB 29, 2000          FISCAL 1999
                                                          ------------------    ------------------
                                                                   (DOLLARS IN THOUSANDS)
Balance, beginning of period..........................         $ 57,437              $ 52,489
Collections from lessees..............................            2,689                17,709
Reimbursements to lessees.............................           (1,767)              (11,872)
Net accruals and transfers............................            6,576                  (889)
                                                               --------              --------
Balance, end of period................................         $ 64,935              $ 57,437
                                                               ========              ========

NOTE 7 -- NOTES PAYABLE

     On March 3, 1998, MSAF Group completed an offering of $1,050 million of securitized notes (the "Notes") on a basis exempt from registration under the Securities Act of 1933, as amended. During fiscal 1999, MSAF Group filed a registration statement with the Securities and Exchange Commission (the "SEC") with respect to an exchange offer for exchange Notes with terms virtually identical to the Notes which was declared effective on January 12, 1999. The exchange offer was consummated on January 18, 1999. With the exception of MSAF Group, the Notes are not obligations of, or guaranteed by, MSDW or any of its subsidiaries, including MSF.

     Underwriting and other issuance related costs of $17.9 million which were incurred in connection with the offering are being amortized over the expected life of the Notes.

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

     Cash paid for interest on the Notes amounted to $15.5 million for both the three month periods ended February 29, 2000 and February 28, 1999.

     The estimated fair value of the Notes outstanding was $897.6 million and $902.9 million at February 29, 2000 and November 30, 1999, respectively.

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

     In connection with the issuance of the Notes, the Company entered into two credit agreements. Under a Custody and Loan Agreement (the "ILFC Facility") between ILFC and MSAF Group, ILFC will hold substantially all of the cash security deposits paid by certain lessees with respect to MSAF Group's aircraft portfolio and will retain the interest earnings on such security deposits. In addition, ILFC has agreed to extend loans to MSAF Group in a maximum amount of $10 million plus the aggregate amount of cash security deposits held by ILFC. Under a Loan Agreement (the "MSDW Facility") between MSDW and MSAF Group, MSDW has agreed to extend loans in a maximum amount of $10 million.

     As of February 29, 2000, the aggregate amount available under the ILFC Facility and the MSDW Facility was approximately $39.6 million.

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

     Three of the swaps, having an aggregate notional principal amount of $700 million, are accounted for as hedges of the Notes. Under these swap arrangements, MSAF Group pays fixed and receives floating amounts on a monthly basis. The fair value of the liability assumed relating to those swaps which are being accounted for as hedges is being deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. This amount and the differential payable or receivable on such interest rate swap contracts, to the extent such swaps are deemed to be hedges, is recognized as an adjustment to interest expense. Gains and losses resulting from the termination of such interest rate swap contracts prior to their stated maturity are deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. The fair value of these interest rate swaps at February 29, 2000 was $12.0 million.

     The remaining four swaps have an aggregate gross notional principal amount of $400 million. Under these swap arrangements, MSAF Group pays/receives fixed and receives/pays floating amounts on a monthly basis. MSAF Group determined that these swaps do not qualify for hedge accounting. The fair value of the liability assumed related to these swaps is accounted for on a mark-to-market basis with changes in fair value reflected in interest expense. At February 29, 2000, the fair value of these swaps was $(6.3) million.

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

NOTE 10 -- RELATED PARTY TRANSACTIONS

     Under service agreements with MSAF Group, Cabot Aircraft Services Limited and Morgan Stanley & Co. Incorporated, both subsidiaries of MSDW, act as Administrative Agent and Financial Advisor, respectively. During the three month period ended February 29, 2000, Cabot Aircraft Services Limited received a fee of $0.4 million for providing these services, which is calculated as a percentage of the operating lease rentals received. Morgan Stanley & Co. Incorporated received advisory fees of $0.01 million in this period.

     MSAF Group's counterparty to its interest rate swap agreements is MSCS, a wholly-owned subsidiary of MSDW.

     At February 29, 2000, MSAF Group's management was comprised of six trustees, including the Delaware trustee, as MSAF Group has no employees or executive officers. Three of MSAF Group's six trustees were employees of MSDW. The two remaining trustees and the Delaware trustee were unaffiliated with MSDW.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

NOTE 11 -- COMMITMENTS

     MSAF Group did not have any material contractual commitments for capital expenditures at February 29, 2000.

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

NOTE 12 -- SUBSEQUENT EVENTS

     AIRCRAFT PURCHASES AND SECURITIZED NOTE ISSUANCE

     On March 15, 2000, MSAF Group acquired a portfolio of 29 commercial aircraft having an aggregate cost of approximately $1,025.3 million from a subsidiary of MSDW. All but one of the 29 aircraft were delivered on March 15, 2000. The remaining aircraft, a B737-300 on lease to Lithuanian Airlines, is subject to a financing that will terminate before April 30, 2000 and is scheduled to deliver to MSAF Group at this time. These purchases were financed by the net proceeds from MSAF Group's placement of securitized notes as discussed below and by a capital contribution from MSF.

     On March 15, 2000, MSAF Group completed an offering of $1,310 million of securitized notes (the "New Notes") on a basis exempt from registration under the Securities Act of 1933, as amended. MSAF Group used the net proceeds from the New Notes to finance in part the purchase of the 29 aircraft from a subsidiary of MSDW and to redeem all $400 million of its Subclass A-1 Notes. The New Notes will rank equally in right of payment of principal and interest with the corresponding subclasses of MSAF Group's existing Notes.

     The initial principal amount, interest rate, Expected Final Payment Dates and Final Maturity Dates applicable to each subclass of the New Notes are listed below:

                                      INITIAL
                                  PRINCIPAL AMOUNT                      EXPECTED FINAL         FINAL
SUBCLASS OF NOTE                   (IN THOUSANDS)     INTEREST RATE      PAYMENT DATE      MATURITY DATE
----------------                  ----------------    -------------    ----------------    --------------
Subclass A-3..................      $    580,000      LIBOR + 0.52%      March 15, 2002    March 15, 2025
Subclass A-4..................           200,000      LIBOR + 0.54%      March 15, 2003    March 15, 2025
Subclass A-5..................           400,000      LIBOR + 0.58%      March 15, 2008    March 15, 2025
Subclass B-2..................            75,000      LIBOR + 1.05%      March 15, 2007    March 15, 2025
Subclass C-2..................            55,000              9.60%    October 15, 2016    March 15, 2025

     If the Subclass A-3, A-4 or B-2 notes are not repaid on or before their respective Expected Final Payment Dates, MSAF Group will pay additional interest of 1.00% per annum on the Subclass A-3 and A-4 notes and 1.50% per annum on the Subclass B-2 notes, until such notes are repaid in full.

     MSAF Group is obligated to use its best efforts to consummate an exchange offer (the "Exchange Offer") pursuant to which the New Notes would be exchanged for substantially similar securities issued pursuant to an effective registration statement under the Securities Act of 1933. If the Exchange Offer is not consummated or a registration statement is not declared effective on or prior to December 10, 2000, thereafter

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

an additional incremental interest amount will accrue on each subclass of the New Notes, at an annual rate of 0.50%. Such additional incremental interest will be payable until the date that the Exchange Offer is consummated or until such time as MSAF Group causes a shelf registration statement with respect to resales of the New Notes to become effective.

     In connection with the offering of the New Notes, on March 15, 2000, MSF transferred the beneficial interest of MSAF Group to MSDW Aircraft Holdings, a wholly-owned subsidiary of MSF, and the number of trustees of MSAF Group was increased to seven, with the appointment of a fourth MSDW employee as the additional trustee.

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

     MSAF Group's ability to generate sufficient cash from its aircraft assets to service the Notes will depend primarily on (i) the rental rates it can achieve on leases and the lessees' ability to perform according to the terms of those leases and (ii) the prices it can achieve on any aircraft sales. MSAF Group's ability to service the Notes will also depend on the level of its operating expenses, including maintenance obligations which will increase as the aircraft age, and any unforeseen contingent liabilities arising.

     MSAF Group's cash receipts and disbursements are determined, in part, by the overall economic condition of the operating leasing market. The operating leasing market, in turn, is affected by various cyclical factors including the level and volatility of interest rates, the availability of credit, fuel costs and general and regional economic conditions affecting lessee operations and trading; manufacturer production levels; passenger demand; retirement and obsolescence of aircraft models; manufacturers exiting or entering the market or ceasing to produce aircraft types; re-introduction into service of aircraft previously in storage; governmental regulation; and air traffic control infrastructure constraints such as limitations on the number of landing slots.

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

RECENT DEVELOPMENTS

     ACQUISITION OF ADDITIONAL AIRCRAFT

     On March 15, 2000, MSAF Group acquired a portfolio of 29 commercial aircraft from a subsidiary of MSDW. All but one of the 29 aircraft were delivered on March 15, 2000. The remaining aircraft, a B737-300 on lease to Lithuanian Airlines, is subject to a financing that will terminate before April 30, 2000 and is scheduled to deliver to MSAF Group at this time. These aircraft were subject to lease contracts with 23 lessees in 16 countries. The acquisition was financed by the issuance of additional securitized notes and by a capital contribution from MSF.

     THE AIRCRAFT

     As of February 29, 2000, the total number of aircraft owned by MSAF Group was 32 aircraft plus an engine. As of February 29, 2000, 31 aircraft and the engine were subject to lease contracts (or in one case, a conditional sale agreement) with 27 lessees in 19 countries. As of February 29, 2000, the aircraft under two of the lease contracts had not been delivered to the respective lessee. One was delivered on April 1, 2000 and the other is scheduled for delivery on April 22, 2000. MSAF Group's one off-lease aircraft is subject to a non-binding letter of intent for lease.

     LESSEE DIFFICULTIES

     As of April 1, 2000, four current lessees were in arrears. The total amount outstanding and overdue for the four lessees in respect of rental payments, maintenance reserves and other miscellaneous amounts due under the leases (excluding restructured arrears) amounted to $3.3 million. MSAF Group holds security deposits of $1.9 million against these arrears. The weighted average number of days past due of such arrears was 77 days.

     REGIONAL ANALYSIS OF EXISTING ARREARS

     The categorization of countries into geographical regions, Developed Markets, Emerging Markets and Other is determined using Morgan Stanley Capital International, Inc. ("MSCI") designations.

     EUROPE AND MIDDLE EAST (EMERGING)

     One of the four current lessees in arrears, Air Alfa, is based in the Europe and Middle East (Emerging) region. At April 1, 2000, the total rental and maintenance arrears owed by this lessee was $1.8 million against which MSAF Group holds a security deposit of $0.7 million. The obligations of Air Alfa under the lease are guaranteed by its parent company, Kombassan Holdings, and the Servicer has instituted legal steps in Turkey to draw down upon the guarantee. A repossession notice was served on March 23, 2000 by Turkish counsel.

     EUROPE (DEVELOPED)

     At April 1, 2000, none of the lessees in this region were in arrears.

     In January 2000, MSAF Group reached an agreement with TransAer to defer $0.6 million of rental and maintenance obligations. Repayment of the rental arrears plus interest is scheduled to be made over a five week period beginning on June 16, 2000. Repayment of the maintenance reserve plus interest is scheduled to be made in three monthly installments beginning on June 1, 2000. MSAF Group holds security deposits of $0.6 million against TransAer's deferred arrears.

     ASIA (EMERGING)

     At April 1, 2000 none of the lessees in this region were in arrears.

     LATIN AMERICA (EMERGING)

     Two of the four current lessees in arrears are based in Latin America, both in Brazil.

     The rental arrears of a current Brazilian lessee, VASP, were restructured in March 1999. Repayment of the arrears plus interest was scheduled to begin in August 1999 and end in January 2000. On February 10, 2000 the lessee made a payment of $1.3 million in full settlement of its current and deferred arrears up to January 31, 2000. As of April 1, 2000, the amount of arrears owed by VASP was $0.4 million, against which MSAF Group holds a security deposit of $0.7 million.

     The second current Brazilian lessee has been operating one A310-300 subject to a capital lease. In August 1999, MSAF Group and the lessee agreed to modify the terms of the existing capital lease by increasing the total rental payments to be received and by extending the lease term. As of April 1, 2000, $1.0 million of current arrears, representing approximately 96 days of rental, were due and unpaid. Since February 29, 2000, the Servicer has advised MSAF Group that it is in the process of repossessing this aircraft.

     In July 1999, a former Brazilian lessee, VARIG, negotiated early termination of a B747-300 lease that was scheduled to expire in April 2003. The total amount of rental payments and maintenance reserves due under this lease through July 1999, the date of the termination agreement, was $4.8 million, against which MSAF Group drew down a security deposit of $1.1 million. The former lessee, under the provisions of a restructuring agreement, has agreed to repay arrears of $4.8 million and approximately $6.0 million for certain maintenance and downtime costs over the next eight years. Payments to MSAF Group will be made semi-annually beginning October 15, 1999 with final payment due on October 15, 2007. The first payment of $0.4 million under this agreement was due and paid in October 1999. Maintenance work on this aircraft is completed and the aircraft was re-leased to Air Atlanta Icelandic in March 2000. Recently, the re-leasing market for the B747-300 aircraft has been severely affected by overcapacity in the widebody market in general and for this aircraft type in particular. The new lease rate for this aircraft is approximately 20% of the previous rental reflecting the significant fall in demand for this aircraft type and the current level of oversupply. Future lease rentals for this type of aircraft will, in part, depend on the state of the Asian economies, where demand for these aircraft and other widebodies has been strongest in the past.

     TAESA, a former Mexican lessee, defaulted on its obligations under its lease of a B737-400 aircraft and the aircraft was repossessed in December 1999. The lease was scheduled to expire in May 2001. The total amount of rental payments and maintenance reserves due under the lease at the date of repossession was $0.6 million. This amount was partially offset by a security deposit of $0.5 million. On February 21, 2000, a court in Mexico declared TAESA bankrupt. It is uncertain whether MSAF Group will be able to recover the $0.1 million outstanding from TAESA. The aircraft is currently the subject of a non-binding letter of intent for lease with a carrier based in the Middle East.

     NORTH AMERICA (DEVELOPED)

     At April 1, 2000 none of the lessees in this region were in arrears.

     On February 2, 2000, Canadian Airlines announced a debt restructuring and moratorium plan. The plan resulted in a suspension of payments of approximately $135 million to lenders and aircraft lessors, including MSAF Group. In March 2000, MSAF Group reached an agreement with the lessee to restructure the lease by slightly reducing the lease rate effective from February 2000 and extending the lease term by four years to May 2010. The lessee's security deposit of $0.3 million was used to fund the February rental. In March 2000, the lessee resumed rental payments and made a partial payment toward recouping the security deposit balance. At the same time, the lease was assigned to a subsidiary of Air Canada, Air Canada Capital Limited.

     OTHER

     One of the four current lessees in arrears is based in the Other region. At April 1, 2000, maintenance reserves owed by IcelandAir were $0.1 million against which MSAF Group holds a security deposit of $0.5 million.

     EARLY TERMINATION OPTION TO BE EXERCISED

     One lessee based in the Europe (Developed) region has notified MSAF Group that it intends to exercise the early termination option in its lease. The aircraft, a B737-500, is subject to a lease that commenced in April 1998 and was scheduled to expire in April 2003. The lease will now terminate in April 2001. A termination fee of one month's rental is payable to MSAF Group.

     NEW AIRCRAFT SAFETY STANDARDS

     The United States Federal Aviation Administration ("FAA") has issued two pending Notices of Proposed Rule Making ("NPRM") relevant to MSAF Group's portfolio. One NPRM, issued on August 11, 1999, relates to fire safety standards in certain types of aircraft. As proposed, the resulting Airworthiness Directive ("AD"), which would apply to MSAF Group's MD-82 and MD-83 aircraft, would require operators of those aircraft to replace the current fire insulation blankets. The second NPRM, issued on October 28, 1999, relates to improving fuel tank safety in certain types of aircraft. As proposed, the resulting AD, which would apply to almost all of MSAF Group's aircraft, would require operators of those aircraft to develop and implement an FAA approved maintenance and inspection program for fuel tanks. It is not currently known whether these NPRMs will result in ADs. Under the leases for the aircraft that would be affected, all costs of compliance with ADs are the obligations of the lessees.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000, AND THE THREE MONTHS ENDED FEBRUARY 28, 1999

     NET LOSS

     For the three month period ended February 29, 2000, MSAF Group incurred a net loss of ($9.9) million, as compared to a net loss of ($3.7) million for the three month period ended February 28, 1999. The increase in net loss reflects lower rental revenues and higher maintenance and other aircraft related costs, partially offset by a decrease in interest expense.

     MSAF Group is a Delaware business trust treated as a branch of MSF for U.S. federal, state and local income tax purposes. As such, MSAF Group is not subject to U.S. federal, state and local income taxes.

     LEASE INCOME

     Lease income for the three month period ended February 29, 2000 amounted to $25.7 million as compared to $27.1 million for the three month period ended February 28, 1999. The decrease in lease income is due to certain aircraft being re-leased in less favorable market conditions, coupled with lost revenues associated with four grounded aircraft. These decreases were partially offset by a lower provision for doubtful accounts.

     MSAF Group's operating results for the three month period ended February 29, 2000 were adversely affected by provisions for doubtful accounts totaling $0.9 million. Such provisions were recorded by MSAF Group due to financial difficulties experienced by certain of MSAF Group's current lessees, as well as to reserve against amounts owed to MSAF Group by certain of its former lessees whose aircraft have already been repossessed (see "LESSEE DIFFICULTIES"). Provisions for doubtful accounts were $3.0 million in the three month period ended February 28, 1999. Lease income may decline in future periods due to potential lessee defaults and arrears including those discussed above.

     MSAF Group records the cash prepayments made by lessees for maintenance as a component of the liability for maintenance account which appears on the Interim Condensed Consolidated Balance Sheets. When the lessee incurs maintenance expenditures, MSAF Group must return a corresponding amount of the prepayment to the lessee. At this time, MSAF Group will forward cash to the lessee, with a corresponding decrease to the liability for maintenance account. MSAF Group will only reimburse the lessee for the cost of maintenance expenditures to the extent that sufficient prepayments have been made by the lessee. At the time an aircraft is re-leased to a new lessee, an assessment is made of the expected maintenance reserve requirements; any excess reserve is then released to lease income. No maintenance reserves were released to lease income in the three month periods ended February 29, 2000 and February 28, 1999.

     INVESTMENT INCOME

     Investment income for the three month period ended February 29, 2000 amounted to $0.5 million as compared to $0.4 million in the three month period ended February 28, 1999. Investment income represents interest income on MSAF Group's cash and cash equivalents.

     INTEREST EXPENSE

     Interest expense, net of swap income of $0.3 million, amounted to $15.2 million for the three month period ended February 29, 2000. Interest expense, including swap costs of $0.8 million, amounted to $16.3 million for the three month period ended February 28, 1999. Interest expense relates to the interest paid on the Notes which were issued on March 3, 1998. The decline in interest expense is due to lower average principal balances of the Notes during the three month period ended February 29, 2000 as compared to the prior year period. The weighted average interest rate on the Subclass A-1 to D-1 Notes during the three month period ended February 29, 2000 was 6.56% as compared to 6.28% during the three month period ended February 28, 1999. The average debt in respect of the Subclass A-1 to D-1 Notes during the three month period ended February 29, 2000 was $931.9 million as compared to $973.8 million during the three month period ended February 28, 1999.

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

     Three of the swaps, having an aggregate notional principal amount of $700 million, are accounted for as hedges of the Notes. Under these swap arrangements, MSAF Group pays fixed and receives floating amounts on a monthly basis. The fair value of the liability assumed relating to those swaps which are being accounted for as hedges is being deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. This amount and the differential payable or receivable on such interest rate swap contracts, to the extent such swaps are deemed to be effective hedges for accounting purposes, are recognized as an adjustment to interest expense.

     The remaining four swaps have an aggregate gross notional principal amount of $400 million. Under these swap arrangements, MSAF Group pays/receives fixed and receives/pays floating amounts on a monthly basis. MSAF Group determined that these swaps do not qualify for hedge accounting. The fair value of the liability assumed related to these swaps is accounted for on a mark-to-market basis with changes in fair value reflected in interest expense.

     See "Interest Rate Risk Management" below for more information regarding MSAF Group's swaps positions and hedging policy.

     DEPRECIATION

     Depreciation expense amounted to $11.8 million for both the three month periods ended February 29, 2000 and February 28, 1999.

     OPERATING EXPENSES

     Service Provider and Other Fees. Service provider and other fees for the three month period ended February 29, 2000 were $1.7 million as compared to $2.0 million in the three month period ended February 28, 1999. The most significant element in both periods was the aircraft servicing fee paid to ILFC, which amounted to $1.0 million in the three month period ended February 29, 2000 and $1.3 million in the three month period ended February 28, 1999. A significant portion of the fees paid to ILFC are calculated as a percentage of contracted rentals. Accordingly, the lower fees paid to ILFC in the three month period ended February 29, 2000 reflected the lower level of contracted rental revenues during the period. MSAF Group's service provider expenses also included $0.4 million in respect of administrative agency and cash management fees in both the three month periods ended February 29, 2000 and February 28, 1999.

     Maintenance and Other Aircraft Related Costs. Maintenance and other aircraft related costs for the three month period ended February 29, 2000 were $7.4 million as compared to $1.1 million for the three month period ended February 28, 1999. The increase was primarily attributable to certain maintenance and redelivery costs to be incurred by MSAF Group associated with two aircraft previously leased to Oman Air and one aircraft previously leased to TAESA. Such costs are necessary to prepare the aircraft for new lessees (see "LESSEE DIFFICULTIES").

     Included within maintenance and other aircraft related costs were insurance, re-leasing and other costs incurred in the three month period ended February 29, 2000, which amounted to $0.4 million, as compared to $0.6 million for the three month period ended February 28, 1999. It is expected that re-leasing costs will increase over the next several months due to costs relating to reconfiguring aircraft for new lessees upon redelivery.

FINANCIAL RESOURCES AND LIQUIDITY

     Refer to Appendix 1 for additional information regarding the cash performance of MSAF Group for the period from November 16, 1999 to February 15, 2000.

     LIQUIDITY

     MSAF Group's cash and cash equivalents at February 29, 2000 were $39.4 million. Of this amount, $25 million represents the cash portion of the Liquidity Reserve Amount (as defined below) and $14.4 million represents rental and maintenance receipts and cash held for accrued expenses.

     In addition to the $25 million cash portion at February 29, 2000, the Liquidity Reserve Amount also contained $39.6 million of undrawn credit and liquidity facilities from MSDW and ILFC.

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

     Net cash provided by operating activities for the three month period ended February 29, 2000 amounted to $10.3 million, principally reflecting non-cash depreciation expense of $11.8 million, a net loss of ($9.9) million and an increase in the liability for maintenance account of $7.5 million.

     Net cash provided by operating activities for the three month period ended February 28, 1999 amounted to $10.7 million, principally reflecting non-cash depreciation expense of $11.8 million, a net loss of ($3.7) million and an increase in the provision for doubtful accounts of $3.0 million.

     CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

     In both the three month periods ended February 29, 2000 and February 28, 1999, MSAF Group did not utilize any cash for investing activities.

     Cash flows used for financing activities were $6.1 million in the three month period ended February 29, 2000 and $10.1 million in the three month period ended February 28, 1999. In both periods, net cash used for financing activities reflected repayments of principal on the Notes.

     INDEBTEDNESS

     MSAF Group's indebtedness primarily consisted of the Subclass A-1 to D-1 Notes in the amount of $929.5 million at February 29, 2000.

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

     The Liquidity Reserve Amount was approximately $64.6 million on February 29, 2000. The "MINIMUM LIQUIDITY RESERVE AMOUNT" may be funded with cash and with Eligible Credit Facilities and was approximately $15 million on February 29, 2000. The Liquidity Reserve Amount and the Minimum Liquidity Reserve Amount may be increased or decreased from time to time for any reason (including upon acquisitions of additional aircraft) by an action of the Controlling Trustees in light of changes in, inter alia, the condition of the Aircraft, the terms and conditions of the leases, the financial condition of the lessees, sales of aircraft and prevailing industry conditions; provided that MSAF Group will obtain confirmation in advance in writing from the rating agencies that any proposed reduction in the Liquidity Reserve Amount or the Minimum Liquidity Reserve Amount will not result in a lowering or withdrawal by any of the rating agencies of their respective ratings of any Notes.

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

     In addition, under the ILFC facility, ILFC will make loans to MSAF Group which MSAF Group may use for the same purposes as those for which the Liquidity Reserve Amount may be applied as discussed above under "-- Liquidity Reserve Amount," including to pay interest and minimum principal payment amounts payable under the Indenture on the Notes. ILFC's obligation to make such amounts available shall be limited to the ILFC facility commitment which was approximately $29.6 million on February 29, 2000. The ILFC facility commitment shall be equal to, (i) at any time before an early termination of the Servicing Agreement for a reason other than a sale of all the aircraft in MSAF Group's current portfolio or the repayment or defeasance of MSAF Group's debt (a "FACILITY REDUCTION EVENT"), the sum of, (A) $10 million plus, (B) total security deposits held by ILFC for the benefit of MSAF Group at such time minus,
(C) all drawings previously made by MSAF Group under the ILFC facility and required to be repaid to ILFC but not repaid at such time, and (ii) at any time from and after a Facility Reduction Event, $10 million minus all ILFC facility drawn amounts required to be repaid to ILFC but not repaid at such time.

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

     ILFC's agreement to provide the ILFC facility will expire on the earliest of (i) May 26, 2023, (ii) a sale of all the aircraft, and (iii) the repayment or defeasance of all MSAF Group's debt.

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

     On March 15, 2000, in connection with MSAF Group's acquisition of a portfolio of 29 commercial aircraft and issuance of the New Notes, the ILFC facility commitment increased by $10 million.

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

     MSDW's agreement to provide the MSDW facility will expire on the earlier of
(i) a sale of all the aircraft, and (ii) the repayment or defeasance of all MSAF Group's debt. MSDW has been designated by the Controlling Trustees as an Eligible Provider. MSDW's long-term unsecured debt is currently rated Aa3 by Moody's, A+ by Standard & Poor's and AA by Duff & Phelps.

     On March 15, 2000, in connection with MSAF Group's acquisition of a portfolio of 29 commercial aircraft and issuance of the New Notes, the MSDW facility commitment increased by $20 million.

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

     The terms of each subclass of the Notes, including the outstanding principal amount and estimated fair value as of February 29, 2000 were as follows:

                         OUTSTANDING                                                                ESTIMATED FAIR
                       PRINCIPAL AMOUNT        ANNUAL                                                    VALUE
                       AT FEBRUARY 29,      INTEREST RATE       EXPECTED FINAL     FINAL MATURITY   AT FEBRUARY 29,
SUBCLASS OF NOTE             2000         (PAYABLE MONTHLY)      PAYMENT DATE           DATE             2000
----------------       ----------------   -----------------   ------------------   --------------   ---------------
                           ($000'S)                                                                    ($000'S)
Subclass A-1.........      $400,000         LIBOR + 0.21%         March 15, 2000   March 15, 2023      $400,000
Subclass A-2.........       229,516         LIBOR + 0.35%     September 15, 2005   March 15, 2023       229,085
Subclass B-1.........        90,044         LIBOR + 0.65%         March 15, 2013   March 15, 2023        87,610
Subclass C-1.........        99,910                 6.90%         March 15, 2013   March 15, 2023        85,236
Subclass D-1.........       110,000                 8.70%         March 15, 2014   March 15, 2023        95,700

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

     As of February 29, 2000, MSAF Group was a party to seven interest rate swaps with MSCS. In five of these swaps MSAF Group paid a fixed monthly coupon and received one month LIBOR and in two of these swaps MSAF Group paid one month LIBOR and received a fixed monthly coupon on the notional balances as set out below:

                                                                                        ESTIMATED FAIR
                                                                                             VALUE
NOTIONAL                                              FIXED MONTHLY    FIXED MONTHLY    AT FEBRUARY 29,
BALANCE      EFFECTIVE DATE        MATURITY DATE        PAY RATE       RECEIVE RATE          2000
--------    -----------------    -----------------    -------------    -------------    ---------------
($000'S)                                                   (%)              (%)            ($000'S)
 300,000    November 12, 1997    November 15, 2000       6.1325               --           $    602
 200,000    November 12, 1997    November 15, 2002       6.2150               --              4,078
 200,000    November 12, 1997    November 15, 2004       6.2650               --              7,366
 150,000    November 12, 1997    November 15, 2007       6.3600               --              8,036
  50,000    November 12, 1997    November 15, 2009       6.4250               --              3,060
 150,000    February 19, 1998    November 15, 2007           --            5.860            (12,496)
  50,000    February 19, 1998    November 15, 2009           --            5.905             (4,881)

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

     The Controlling Trustees are responsible for reviewing and approving the overall interest rate management policies and transaction authority limits. Counterparty risk will be monitored on an ongoing basis. Counterparties will be subject to the prior approval of the Controlling Trustees. MSAF Group's current counterparty is an affiliate of MSDW. Future counterparties will consist primarily of the affiliates of major United States and European financial institutions (including special-purpose derivative vehicles) which have credit ratings, or which provide collateralization arrangements, consistent with maintaining the ratings of the Notes.

     The change in the fair value of the seven interest rate swaps between November 30, 1999 and February 29, 2000 was entirely due to changes in market interest rates.

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

        27.1 Financial Data Schedule.

     (b) Reports on Form 8-K: During the three-month period to which this report relates, MSAF filed the following Reports on Form 8-K, on the dates indicated:

        (i) February 11, 2000 (superseded by an Amended Current Report on Form 8-K/A filed on February 28, 2000), January 13, 2000 and December 13, 1999 (each containing a monthly report to holders of the Notes);

        (ii) February 14, 2000 (containing a cash analysis of financial condition and results of operations for the twelve-month period from December 1, 1998 through November 30, 1999); and

        (iii) February 15, 2000 (containing indicative information relating to the effect of the issuance of the New Notes on certain characteristics of the Notes, under a preliminary structure for the New Notes).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2000
                                          MORGAN STANLEY AIRCRAFT FINANCE

                                          By:      /s/ ALEXANDER FRANK
                                            ------------------------------------
                                                      Alexander Frank
                                                     Signatory Trustee

                        MORGAN STANLEY AIRCRAFT FINANCE

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------
 27.1      Financial Data Schedule

                                   APPENDIX I

                        MORGAN STANLEY AIRCRAFT FINANCE

         CASH ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             THREE MONTH PERIOD FROM DECEMBER 1999 TO FEBRUARY 2000

                                    CONTENTS

                                                              PAGE
                                                              ----
I   Background and General Information......................  29
II  Comparison of Actual Cash Flows versus the 1998 Base      31
      Case for the First Quarter 2000.......................
III Other Financial Data....................................  37
IV  Recent Developments.....................................  38
     Appendices.............................................  43

                     I  BACKGROUND AND GENERAL INFORMATION

     Morgan Stanley Aircraft Finance ("MSAF"), a Delaware business trust, is a special purpose vehicle which owns aircraft subject to operating leases. Under the terms of its Indenture MSAF may acquire additional aircraft and sell aircraft from the Fleet. Any acquisition of additional aircraft will be subject to certain confirmations with respect to the Notes from rating agencies and compliance with certain operating covenants of MSAF set out in the Indenture.

INITIAL PORTFOLIO

     On March 3, 1998, MSAF, issued $1,050 million of Notes in connection with its acquisition of 33 aircraft plus an engine with a total appraised value at September 30, 1997 of $1,115.5 million from International Lease Finance Corporation ("ILFC"). All but one of the 33 aircraft was acquired by MSAF.

NEW ISSUANCE

     On March 15, 2000, MSAF refinanced the A-1 subclass Notes of $400 million as part of a total issuance of $1,310 million of New Notes in five subclasses (A-3, A-4, A-5, B-2 and C-2). In addition to the refinancing of the A-1 subclass, these Notes were issued in association with MSAF's acquisition of 29 aircraft with a total appraised value of $1,047.8 million as of November 30, 1999 from a subsidiary of Morgan Stanley Dean Witter & Co. ("MSDW"). MSAF acquired all but one of the 29 aircraft on March 15, 2000. The remaining aircraft, a B737-300 on lease to Lithuanian Airlines, is subject to a financing that will terminate before April 30, 2000 and is scheduled to deliver to MSAF at this time. MSDW acquired two aircraft from an affiliate of GE Capital Corporation on March 19, 1999 and 27 aircraft from ILFC on August 6, 1999.

COMBINED FLEET

     As a result, the overall size of the combined aircraft fleet is now 61 aircraft plus an engine with a total appraised value of $2,000.9 million as of November 30, 1999. As of April 1, 2000, MSAF had 61 lease contracts in effect with 42 lessees based in 25 countries and one aircraft was off-lease as shown in Appendix A attached.

     The discussion and analysis that follows in Section II is based on the results of MSAF and its subsidiaries as a single entity (collectively the "MSAF GROUP") for the reporting periods from December 1999 to February 2000. This relates to the Initial Portfolio and the 1998 Base Case against which the actual performance is compared. This period was prior to the New Issuance and the aircraft acquisition on March 15, 2000 and therefore relates to the Initial Portfolio of 32 aircraft only. The discussion and analysis in Section IV -- "Recent Developments" relates to the combined fleet of 61 aircraft plus an engine.

     MSAF Group's cash receipts and disbursements are determined, in part, by the overall economic condition of the operating leasing market. The operating leasing market, in turn, is affected by various cyclical factors. These include the level and volatility of interest rates, the availability of credit, fuel costs and both general and regional economic conditions affecting lessee operations and trading. Other factors to consider are manufacturer production levels, passenger demand, retirement and obsolescence of aircraft models, manufacturers exiting or entering the market or ceasing to produce aircraft types or re-introduction into service of aircraft previously in storage. In addition, state regulations and air traffic control infrastructure constraints, such as limitations on the number of landing slots, can also impact the operating leasing market.

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

     For the purposes of this report, the "FIRST QUARTER 2000", referred to in
Section II -- "Comparison of Actual Cash Flows versus the 1998 Base Case for the First Quarter 2000" shall comprise information from the monthly cash reports dated December 15, 1999 through to February 15, 2000. The financial data in these reports includes cash receipts from November 9, 1999 (first day of the Collection Period for the December 1999 Report) up to February 9, 2000 (last day of the Collection Period for the February 2000 Report). It also includes payments made by MSAF Group between November 16, 1999 and up to February 15, 2000 (the Note Payment Date for the February 2000 Report).

  II  COMPARISON OF ACTUAL CASH FLOWS VERSUS THE 1998 BASE CASE FOR THE FIRST
                                  QUARTER 2000

     The February 20, 1998 Offering Memorandum (the "OFFERING MEMORANDUM") and the November 4, 1998 Prospectus (the "PROSPECTUS") for the Notes contain assumptions in respect of MSAF Group's future cash flows and cash expenses (the "1998 BASE CASE"). For the purpose of this report, "NET CASH COLLECTIONS" is defined as Total Cash Collections less Total Cash Expenses, Interest Payments and Swap Payments. A discussion of the quarterly Cash Collections, Cash Expenses, Interest Payments and Principal Payments is given below and should be read in conjunction with the analysis in Appendix B.

CASH COLLECTIONS

     "Total Cash Collections" include Net Lease Rentals (Contracted Lease Rentals less Net Stress-related Costs), Movement in Current Arrears Balance, Interest Earned and Net Maintenance.

TOTAL CASH COLLECTIONS                                         ACTUAL   BASE CASE    VARIANCE
----------------------                                         ------   ---------    --------
                                                                 $M        $M           $M
Lease Rentals...............................................    32.0       32.0          --
  -- Renegotiated Leases....................................    (0.3)        --        (0.3)
  -- Rental Resets..........................................    (0.6)        --        (0.6)
                                                               -----      -----       -----
Contracted Lease Rentals....................................    31.1       32.0        (0.9)
Movement in Current Arrears Balance.........................    (0.3)        --        (0.3)
Net Stress Related Costs                                        (3.1)      (1.4)       (1.7)
                                                               -----      -----       -----
Net Lease Rentals...........................................    27.7       30.6        (2.9)
Interest Earned.............................................     0.5        0.4         0.1
Net Maintenance.............................................    (4.1)        --        (4.1)
                                                               -----      -----       -----
Total Cash Collections......................................    24.1       31.0        (6.9)
                                                               =====      =====       =====

     In the First Quarter 2000, MSAF Group generated approximately $24.1 million in Total Cash Collections, $6.9 million less than assumed in the 1998 Base Case. This difference is due to a combination of the factors set out below (the numbers in brackets refer to the line item number shown in Appendix B).

[2]  RENEGOTIATED LEASES

     Renegotiated Leases refers to the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental. Typically, this can be a permanent reduction over the remaining lease term in exchange for other contractual concessions. In the First Quarter 2000, the amount of revenue loss attributed to Renegotiated Leases was $0.3 million and relates to three renegotiated leases. The loss is primarily due to a 14% reduction from the 1998 Base Case rental on a B767-300ER on lease to Air Pacific. The new rental was reset at the then prevailing market rate for B767-300ERs in exchange for a lease extension.

[3]  RENTAL RESETS

     Rental Resets is a measure of the loss in rental revenue when new lease rates are lower than those assumed in the 1998 Base Case. In the First Quarter 2000, no new leases were written, however, lost revenue attributable to previous lease resets in previous quarters amounted to $0.6 million. See Section IV -- "Recent Developments" for a discussion of current re-leasing events.

[4]  CONTRACTED LEASE RENTALS

     Contracted Lease Rentals represents the current contracted lease rental rollout which equates to the 1998 Base Case Lease Rentals less adjustments for Renegotiated Leases and Rental Resets. For the First Quarter 2000, Contracted Lease Rentals were $31.1 million, $0.9 million less than assumed in the 1998 Base Case. The difference is due to losses from renegotiated leases and rental resets as discussed above.

[5]  MOVEMENT IN CURRENT ARREARS BALANCE

     Current Arrears is the total contracted lease rentals outstanding from current lessees at a given date and excludes any amounts classified as Bad Debts. The current arrears balance at the start of the First Quarter 2000 was $3.1 million versus $3.4 million at the end of the First Quarter 2000, an increase in arrears of $0.3 million.

                                                                               CURRENT      MOVEMENT
                                                            CURRENT ARREARS    ARREARS     IN CURRENT
AIRCRAFT TYPE                                     COUNTRY       11/15/99       2/15/00      ARREARS
-------------                                     -------   ----------------   --------    ----------
                                                                   $M             $M           $M
A310-300........................................  Brazil          0.6            0.4           0.2
A321-100........................................  Turkey          0.6            0.9          (0.3)
B737-300........................................  Brazil          1.0            1.6          (0.6)
B737-400........................................  Mexico          0.5*                         0.5
A310-300........................................  Oman            0.1                          0.1
A320-200........................................  Canada                         0.2          (0.2)
A320-200........................................  Ireland         0.3            0.3           0.0
                                                                  ---            ---          ----
Total...........................................                  3.1            3.4          (0.3)
                                                                  ===            ===          ====

---------------

* Re-classified as Bad Debts during the First Quarter 2000

     As at November 15, 1999, six lessees were in arrears, owing $3.1 million, against which MSAF Group held security deposits of $2.9 million. One of the six lessees TAESA, based in Mexico, defaulted in the First Quarter 2000 and the aircraft was repossessed. Arrears amounting to $0.5 million associated with this lessee at the time of the repossession were deemed irrecoverable and re-classified from Current Arrears to Bad Debts. See the discussion on Bad Debts below.

     At February 15, 2000, five lessees in arrears owed $3.4 million, against which MSAF Group held security deposits of $2.2 million. See Section IV -- "Recent Developments" for information on the current level of arrears as of April 1, 2000.

     NET STRESS-RELATED COSTS

     Net Stress-related Costs is a combination of all the factors which can cause actual lease rentals received to differ from the Contracted Lease Rentals. The 1998 Base Case assumed net stress-related costs equal to 4.5% of the 1998 Base Case Lease Rentals.

NET STRESS RELATED COSTS                                       ACTUAL   BASE CASE    VARIANCE
------------------------                                       ------   ---------    --------
                                                                 $M        $M           $M
Bad Debts...................................................    (0.5)
Security Deposits Drawndown.................................     0.5
Capitalised Arrears.........................................      --
AOG.........................................................    (4.2)
Other Leasing Income........................................     1.0
Repossession Costs                                               0.1
                                                                ----      ----         ----
Net Stress Related Costs....................................    (3.1)     (1.4)        (1.7)
                                                                ====      ====         ====

     For the First Quarter 2000, net stress-related costs amounted to $3.1 million (9.7% of 1998 Base Case Lease Rentals) compared to $1.4 million assumed in the 1998 Base Case, a variance of $1.7 million that is due to the following six factors described in items [6] to [11] below.

[6]  BAD DEBTS AND [7] SECURITY DEPOSITS DRAWN DOWN

     Bad Debts are rental arrears owed by lessees who have defaulted and which are deemed irrecoverable. These arrears are partially offset by the draw down of security deposits held and amounts subsequently recovered from the defaulted lessee.

                                                               BAD        BAD      SECURITY
                                                              DEBTS      DEBTS     DEPOSITS
AIRCRAFT TYPE                              LESSEE   COUNTRY   RENTAL   RECOVERED    DRAWN     TOTAL
-------------                              ------   -------   ------   ---------   --------   -----
                                                                $M        $M          $M       $M
1  B737-400..............................  TAESA    Mexico     (0.5)      0.0        0.5       0.0
                                                               ----       ---        ---       ---
   Total.................................                      (0.5)      0.0        0.5       0.0
                                                               ====       ===        ===       ===

     In the First Quarter 2000, $0.5 million was written off in respect of lease rentals due from a former lessee, TAESA, against which MSAF Group drew down security deposits totalling $0.5 million. See Section IV -- "Recent Developments" for information on the current level of Bad Debts as of April 1, 2000.

[8]  CAPITALIZED ARREARS

     Capitalized arrears refer to current arrears that have been capitalized and restructured into a note payable. No arrears were capitalized in the First Quarter 2000.

[9]  AIRCRAFT ON GROUND ("AOG")

     AOG is defined as the Base Case lease rental lost when an aircraft is off-lease and non-revenue earning.

     AOG ANALYSIS FOR FIRST QUARTER 2000

AIRCRAFT TYPE                                            OLD LESSEE   NEW LESSEE   LOST RENTAL
-------------                                            ----------   ----------   ------------
                                                                                        $M
1  B747-300............................................  VARIG        Air              2.4
                                                                      Atlanta
                                                                      Icelandic
2  A310-300............................................  Oman         Region Air       0.7
3  A310-300............................................  Oman         Region Air       0.6
4  B737-400............................................  TAESA        LOI              0.5
                                                                                       ---
   Total...............................................                                4.2
                                                                                       ===

     The impact of AOG downtime amounted to $4.2 million during the First Quarter 2000. This was in respect of four aircraft; one B747-300 previously on lease to VARIG and terminated early, two A310-300s previously on lease to Oman Air and terminated as scheduled and one B737-400 previously on lease to TAESA and terminated early. See Section IV -- "Recent Developments" below for information on the current level of AOG costs as of April 1, 2000.

[10]  OTHER LEASING INCOME

     Other leasing income consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In the First Quarter 2000, other leasing income amounted to $1.0 million.

[11]  REPOSSESSION COSTS

     Repossession costs cover legal and aircraft technical costs incurred as a result of repossessing an aircraft. In the First Quarter 2000, repossession costs amounted to $0.1 million, which consists of consultancy fees incurred during the repossession of the B747-300 previously on lease to VARIG.

[13]  NET LEASE RENTALS

     Net Lease Rentals is Contracted Lease Rentals less any movement in Current Arrears Balance and Net Stress-related Costs. In the First Quarter 2000, net lease rentals amounted to $27.7 million, $2.9 million less than assumed in the 1998 Base Case. The variance was attributable to the combined effect of lower contracted lease rentals, the increase in current arrears and net stress-related costs discussed above.

[14]  INTEREST EARNED

     Interest earned relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account in the First Quarter 2000 consisted of the cash liquidity reserve amount of $25.0 million plus the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next three months. The average mutual funds 30-day effective rate for the period was 5.73%, slightly less than the 5.75% assumed in the 1998 Base Case. In the First Quarter 2000, interest earned amounted to $0.5 million, $0.1 million more than assumed in the 1998 Base Case. The difference is due primarily to interest earned on the intra-month cash balances in the Collection Account and Expense Account, albeit at a slightly lower than assumed interest rate. The 1998 Base Case made no assumption as to interest earned on these balances.

[15]  NET MAINTENANCE

     Net maintenance refers to maintenance reserve revenue received less any maintenance reimbursements paid to lessees. In the First Quarter 2000, actual maintenance reserve revenue received amounted to $2.8 million and maintenance expenditure amounted to $6.9 million, generating negative net maintenance revenue of $4.1 million. Maintenance expenditure included costs incurred in the overhaul of a B757-200ER repossessed from Guyana Airways ($4.0 million), the reimbursement from the airframe reserves of $0.5 million in respect of a B767-300ER in accordance with a lease restructuring and the reimbursement from the engine reserves in respect of a B737-400, previously on lease to TAESA ($1.4 million). The 1998 Base Case makes no assumptions for net maintenance as it assumes that, over time, maintenance revenue will equal maintenance expenditure. However, it is unlikely that in any particular Note Payment Period, maintenance revenue will exactly equal maintenance expenditure.

CASH EXPENSES

     "Total Cash Expenses" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the First Quarter 2000, total cash expenses were $1.9 million, $1.4 million lower than the 1998 Base Case, which assumed total cash expenses of $3.3 million.

TOTAL CASH EXPENSES                                            ACTUAL   BASE CASE   VARIANCE
-------------------                                            ------   ---------   --------
                                                                 $M        $M          $M
Aircraft Operating Expenses.................................    (0.3)     (1.1)        0.8
SG&A Expenses...............................................    (1.6)     (2.2)        0.6
                                                                ----      ----        ----
Total Cash Expenses.........................................    (1.9)     (3.3)        1.4
                                                                ====      ====        ====

     The difference is due to a combination of lower Aircraft Operating Expenses and SG&A Expenses as discussed below.

     AIRCRAFT OPERATING EXPENSES include all operational costs related to the leasing of an aircraft including costs of insurance, re-leasing and other overhead costs. In the First Quarter 2000, Aircraft Operating Expenses amounted to $0.3 million compared to $1.1 million per the 1998 Base Case, which assumes these costs to be 3.5% of the 1998 Base Case Lease Rentals.

[17]  INSURANCE

     No insurance costs were incurred in the First Quarter 2000.

[18]  RE-LEASING AND OTHER OVERHEAD COSTS

     Re-leasing and other overhead costs consist of miscellaneous re-delivery and leasing costs associated with re-leasing events. In the First Quarter 2000 these costs amounted to $0.3 million.

     SG&A EXPENSES relate to fees paid to the Aircraft Servicer and to other service providers. In the First Quarter 2000, SG&A Expenses were $1.6 million or $0.6 million lower than assumed in the 1998 Base Case. The variance is explained below.

[20]  AIRCRAFT SERVICER FEES

     The Aircraft Servicer Fees are defined as amounts paid to the Aircraft Servicer, ILFC, in accordance with the terms of the Servicing Agreement. In the First Quarter 2000, the total Aircraft Servicer fee paid was $1.1 million, $0.3 million lower than assumed in the 1998 Base Case, reflecting lower actual rentals achieved relative to 1998 Base Case Lease Rentals.

     Aircraft Servicer Fees consist of:

                                                                $MM
                                                                ----
Base Fee....................................................     0.5
Rent Collected Fee..........................................     0.3
Rent Contracted Fee.........................................     0.3
Incentive Fee 1998/99*......................................     0.0
                                                                ----
Total Servicer Fee..........................................     1.1
                                                                ====

---------------

     * For financial year ended November 30, 1999

     The Base Fee is a fixed amount per month per aircraft and changes only as aircraft are acquired or sold. The Rent Contracted Fee is equal to 1% of all rentals contracted. The Rent Collected Fee is 1% of all rentals received. The Incentive fee is 10% of all cash flow received above a targeted amount set at the beginning of each financial year. No incentive fee was paid to ILFC for the financial year ended November 1999.

[22]  OTHER SERVICER FEES

     Other Servicer Fees relate to fees and expenses paid to other service providers including the Administrative Agent, Financial Advisor, legal advisors, accountants and Independent Trustees. In the First Quarter 2000, Other Servicer Fees amounted to $0.5 million as compared to an assumed expense of $0.8 million in the 1998 Base Case, a positive variance of $0.3 million. The variance is due primarily to lower than expected Administrative Agent fees and other overhead costs. The Administrative Agent fee is equal to 1.5% of rentals collected and declined in line with the reduced rentals actually received.

[27]  INTEREST PAYMENTS AND [28] SWAP PAYMENTS

     In the First Quarter 2000, interest payments to Noteholders amounted to $15.6 million. This is $0.1 million higher than the 1998 Base Case, which assumed interest costs for the First Quarter 2000 to be $15.5 million. While the total debt balance outstanding during the quarter was lower than expected in the 1998 Base Case, interest payments rose due to an increase in the Libor rate at year-end in 1999. The average Libor rate for the First Quarter 2000 was 5.88% versus an assumed Libor rate of 5.75%. The higher interest costs were offset by a reduction in the amount of swap payments. MSAF paid $0.5 million in swap costs, $0.3 million less than assumed in the 1998 Base Case.

[29]  EXCEPTIONAL ITEM

     Exceptional items refer to cash flows that occur infrequently and are outside the normal business activities of MSAF. There were no exceptional cash flows in the First Quarter 2000.

[31]  PRINCIPAL PAYMENTS

     In the First Quarter 2000, total principal payments to Noteholders amounted to $6.1 million, $5.3 million less than assumed in the 1998 Base Case, reflecting the lower Net Cash Collections available during this period, mainly as a result of the lower than expected lease revenue performance, partially offset by lower expenses.

                            III OTHER FINANCIAL DATA

     An analysis of MSAF's Performance to Date as of February 15, 2000 versus the 1998 Base Case and details of interest and debt coverage ratios and Loan-to-Value ratios (LTVs) as of February 15, 2000 are shown in Appendix C.

CASH

     Cash held at February 15, 2000 was $31.1 million. This includes $25.0 million that represents the cash portion of the Liquidity Reserve Amount at that time. This is a source of liquidity for, among other things, maintenance obligations, security deposit return obligations, and cash operating expenses and contingent liabilities. The remainder of $6.1 million represents accrued expenses held in the Expense Account in respect of future maintenance obligations ($5.8 million) and other costs ($0.3 million).

     In addition to the $31.1 million cash balance held at February 15, 2000, the Liquidity Reserve Amount also contained credit and liquidity facilities provided by MSDW and ILFC aggregating to $39.0 million. Neither of these facilities was drawn upon in the First Quarter 2000.

AIRCRAFT VALUES

     Under the terms of the Notes, MSAF Group is required to obtain new appraisals of the Base Value of each aircraft from a minimum of three independent appraisers each year. The annual appraisal must be delivered to the Trustee no later than October 31 of each year. The annual appraisal for 1999 was as of June 30, 1999. In connection with the Note Issuance on March 15, 2000, an additional appraisal as of November 30, 1999 was delivered. Details of the most recent appraisal are shown in Appendix A. The next appraisal is due to deliver to the Trustee no later than October 31, 2000.

A-D NOTE BALANCE

     As of February 15, 2000, the aggregate amount of Class A-D Notes outstanding was $929.5 million, approximately $7.3 million lower than assumed in the 1998 Base Case due to higher than assumed principal repayments with respect to the Class A-2 Notes.

                             IV RECENT DEVELOPMENTS

MARCH 15, 2000 -- SECURITISATION OF 29 AIRCRAFT

     On March 15, 2000, MSAF issued additional subclasses of Notes, amounting to $1,310 million, in association with the refinancing of the subclass A-1 Note of $400 million and the acquisition, from a subsidiary of MSDW, of a portfolio of 29 commercial aircraft with an appraised value of $1,047.8 million as of November 30, 1999. All but one of the 29 aircraft was delivered on March 15, 2000. The remaining aircraft, a B737-300 on lease to Lithuanian Airlines, is subject to a financing that will terminate before April 30, 2000. The following discussion refers to the enlarged portfolio of 62 aircraft assets, which was owned by MSAF as of April 1, 2000.

RE-MARKETING TASK FOR PORTFOLIO OF 62 AIRCRAFT ASSETS

     As of April 1, 2000, one aircraft from a portfolio of 62 aircraft assets was off-lease. The aircraft, a B737-400 previously on lease to TAESA is currently the subject of a non-binding letter of intent.

     SUMMARY

                                                              # AIRCRAFT
                                                              ----------
# Aircraft subject to Lease Agreements......................      61
# Aircraft off-lease........................................       1
                                                                 ---
Total aircraft..............................................      62
                                                                 ===
# Aircraft scheduled to expire before Dec 31, 2000..........       2
# Aircraft scheduled to expire in the year to Dec 31,
  2001......................................................      12
                                                                 ---
Equals Total Near-term re-marketing task....................      15
Of which LOI signed.........................................      (1)
                                                                 ---
Equals Near-term re-marketing task..........................      14
                                                                 ===

     FIVE-YEAR RE-MARKETING TASK: # AIRCRAFT

                                                                        YEAR ENDING
                                                            ------------------------------------
                                                            2000    2001    2002    2003    2004
                                                            ----    ----    ----    ----    ----
A300....................................................                                      1
A310....................................................                              2
A320....................................................              1       1       3
A321....................................................                      1       1
A330....................................................              1
A340....................................................                              1
B737....................................................      1       7*      1       6**     3
B757....................................................              2       1
MD82....................................................                                      1
MD83....................................................              1               1
F70.....................................................                              1       2
B747....................................................                      1       1
B767....................................................      1               1       1       1
F50.....................................................                              2
Engine..................................................                      1
                                                            ---     ---     ---     ---     ---
Total...................................................      2      12       7      19       8
                                                            ===     ===     ===     ===     ===

---------------

* Includes one aircraft on which a lease termination option was recently exercised.

**  Includes one aircraft currently subject to a non-binding letter of intent

     FIVE-YEAR RE-MARKETING TASK: BY APPRAISED VALUE*

                                                               YEAR ENDING
                                              ----------------------------------------------
                                               2000      2001      2002      2003      2004
                                              ------    ------    ------    ------    ------
A300......................................                                             2.55%
A310......................................                                   2.25%
A320......................................               1.52%     1.61%     4.59%
A321......................................                         1.94%     1.98%
A330......................................               4.00%
A340......................................                                   4.58%
B737......................................     1.27%     7.96%     1.26%     7.22%     3.84%
B757......................................               3.93%     1.48%
MD82......................................                                             0.89%
MD83......................................               0.95%               0.99%
F70.......................................                                   0.68%     1.45%
B747......................................                         4.86%     2.45%
B767......................................     1.47%               2.85%     2.66%     3.01%
F50.......................................                                   0.62%
Engine....................................                         0.28%
                                              ------    ------    ------    ------    ------
Total.....................................     2.74%    18.36%    14.28%    28.02%    11.74%
                                              ======    ======    ======    ======    ======

---------------

* Appraised Value as at November, 1999

     As of April 1, 2000 48 leases, representing 75.14% of the appraised value at November 30, 1999 are scheduled to expire before December 31, 2004. The average remaining term to lease expiry date, weighted by appraised value at November 30, 1999 is 41 months at April 1, 2000.

NEAR-TERM RE-MARKETING TASK

     Two leases, representing 2.74% of the appraised value at November 30, 1999 are scheduled to expire before December 31, 2000. Both aircraft, a B767-200ER and a B737-300, are likely to stay with their current operators and the Servicer is currently negotiating extended lease terms.

AIRCRAFT ON GROUND (AOG)

     As of April 1, 2000, there are two aircraft on the ground. One of the two aircraft is subject to a signed lease agreement. The second aircraft is the subject of a non-binding letter of intent.

     One B747-300 aircraft, previously on lease to VARIG, has been AOG and undergoing maintenance overhaul work since July 1999. At that time, the lessee entered into a payment plan to restructure its debts with MSAF -- see "Bad Debts" below for more details. In December 1999, a new lease was executed with an operator, Air Atlanta Icelandic, based in Iceland. The aircraft was delivered to the new lessee on March 17, 2000 and is expected to commence operations early in April 2000.

     Two A310-300 aircraft, previously on lease to Oman Air, have been AOG and undergoing overhaul work since December 1999, the scheduled expiry date of the previous leases. In February 2000, a three-year lease was executed for each aircraft with Region Air, a Singapore-based operator. On April 1, 2000, one of the A310's was successfully delivered to the new lessee, as scheduled. The other aircraft is scheduled to deliver on April 22, 2000, as soon as engine overhauls have been completed.

     One B737-400 aircraft was repossessed from TAESA in December 1999 and is currently the subject of a non-binding letter of intent.

     AOG ANALYSIS APRIL 1, 2000

                                                                                     EXPECTED
AIRCRAFT TYPE                       OLD LESSEE    NEW LESSEE     STATUS              RE-LEASE DATE
-------------                       ----------    ----------     ------              -------------
A310-300..........................  Oman Air      Region Air     Subject to Lease    April 22, 2000
B737-400..........................  TAESA         TBA*           Subject to LOI      TBA*

---------------
*To be announced

LESSEE DIFFICULTIES

CURRENT AND RESTRUCTURED ARREARS

     As of April 1, 2000, four lessees were in arrears. The four aircraft on lease to these lessees represented 5.4% of the portfolio by appraised value at November 30, 1999. The total amount of rental payments and maintenance reserves that was in arrears with respect to these four lessees was $3.3 million. MSAF holds security deposits of $1.9 million against these arrears. This amount represents 1.42% of annual contracted lease rental payments. The weighted average number of days past due of such arrears was 77 days. In addition to current arrears, in January 2000, one lessee of two A320-200 aircraft agreed to restructure rental and maintenance arrears amounting to $1.3 million. These arrears are scheduled to be repaid in June 2000.

REGIONAL ANALYSIS OF CURRENT ARREARS

     The categorization of countries into geographical regions, Developed Markets, Emerging Markets and Other is determined using Morgan Stanley Capital International, Inc. ("MSCI") designations. A regional analysis of current arrears as of April 1, 2000 is shown below.

                                              %
                                          APPRAISED       #          #          #      CURRENT   SECURITY
            REGION                          VALUE     COUNTRIES   AIRCRAFT   LESSEES   ARREARS   DEPOSIT
            ------                        ---------   ---------   --------   -------   -------   --------
                                                                                        $M        $M
Developed   Europe.....................                    0          0          0       0.0       0.0
            North America..............                    0          0          0       0.0       0.0
Emerging    Europe and Middle East.....     2.0%           1          1          1       1.8       0.7
            Asia.......................                    0          0          0       0.0       0.0
            Latin America..............     2.4%           1          2          2       1.4       0.7
Other       Other......................     1.0%           1          1          1       0.1       0.5
                                            ----         ---        ---        ---       ---       ---
            Total Arrears..............     5.4%           3          4          4       3.3       1.9
                                            ====         ===        ===        ===       ===       ===

EUROPE AND MIDDLE EAST (EMERGING)

     MSAF Group currently leases 6.7% of the portfolio by appraised value at November 30, 1999 in the Europe and Middle East (Emerging) region. One of the four lessees in arrears is based in this region. As of April 1, 2000, Air Alfa owed rental and maintenance arrears of $1.8 million, against which MSAF Group holds a security deposit of $0.7 million. The Servicer has instituted legal steps in Turkey to draw down upon the guarantee and repossess the aircraft from Air Alfa. This aircraft, an A321-100, represented 2.0% of the portfolio by appraised value at November 30, 1999.

LATIN AMERICA (EMERGING)

     MSAF Group currently leases 7.4% of the portfolio in Latin America (5.0% in Mexico and 2.4% in Brazil) by appraised value at November 30, 1999. Two of the four lessees currently in arrears are based in Latin America.

     In March 1999, MSAF reached an agreement with VASP to defer $0.5 million of arrears owed at that time. Repayment of the arrears plus interest was scheduled to begin in August 1999 and end in January 2000. On February 10, 2000, VASP made a payment of $1.3 million to MSAF Group in full settlement of their deferred and current arrears up to January 31, 2000. Since then, they have made one month's rental payment and are in arrears by $0.5 million as of April 1, 2000. This aircraft is a B737-300 and represented 1.0% of the portfolio by appraised value at November 30, 1999.

     In August 1999, MSAF agreed to restructure the arrears of the second Brazilian lessee, Passaredo. The total rental payments, maintenance reserves and default interest owed amounted to $3.7 million. The restructured amounts were capitalized as a note payable and added to the lessee's Conditional Sale Agreement loan balance, with an extension to the term of the loan. In conjunction with this restructuring, the obligations under this lease were transferred to a new Brazilian entity, B.R.A Transportes Aereos, which replaced Passaredo as lessee. As of April 1, 2000, $0.9 million of current arrears under the new agreement, which represents approximately 96 days of rental, were due and unpaid. No rental has been received since January 2000. Since April 1, 2000, the Servicer has advised us that they are in the process of repossessing this asset. This aircraft is an A310-300 and represented 1.4% of the portfolio by appraised value at November 30, 1999.

OTHER

     MSAF Group currently leases 15.6% of the portfolio by appraised value at November 30, 1999 in the Other region. One of the four lessees currently in arrears is based in the Other region. At April 1, 2000, maintenance reserves owed by Icelandair were less than $0.1 million. This aircraft is a B737-300 and represented 1.0% of the portfolio by appraised value at November 30, 1999.

ASIA (EMERGING)

     MSAF Group currently leases 16.5% of the portfolio by appraised value at November 30, 1999 in the Asia (Emerging) Region. As of April 1, 2000, none of these lessees were in arrears.

PACIFIC (DEVELOPED)

     MSAF Group currently leases 10.0% of the portfolio by appraised value at November 30, 1999 in the Pacific (Developed) region. As of April 1, 2000, none of these lessees were in arrears.

EUROPE (DEVELOPED)

     MSAF Group currently leases 27.4% of the portfolio by appraised value at November 30, 1999 in the Europe (Developed) region. In January 2000, one lessee of two aircraft, based in this region agreed to restructure its maintenance reserves and part of its rental obligations for the period from August 1998 to February 2000. Repayment of the rental arrears plus interest is scheduled to be made over a five-week period beginning on June 16, 2000. Repayment of the maintenance reserves plus interest is scheduled to be made in three monthly installments beginning on June 1, 2000. We hold security deposits of $1.0 million against the deferred arrears. These aircraft, both A320-200s, represented 3.1% of the portfolio by appraised value at November 30, 1999.

NORTH AMERICA (DEVELOPED)

     MSAF Group currently leases 15.4% of the portfolio by appraised value at November 30, 1999 in the North America (Developed) region. As of April 1, 2000, none of these lessees were in arrears. On February 2, 2000, Canadian Airlines announced a debt restructuring and moratorium plan. The plan resulted in the suspension of payments of about $135 million to lenders and aircraft lessors, including MSAF. In March 2000, the lease was restructured by slightly reducing the lease rate effective from February 2000 and the term was extended by four years to May 2010. The security of $0.3 million was used to fund the February rental. In March 2000, the lessee resumed rental payments and also made part payment toward refunding the security deposit balance. At the same time, the lease was assigned to a subsidiary of Air Canada, Air Canada Capital Limited. This aircraft, an A320-200 and represented 1.5% of the portfolio by appraised value at November 30, 1999.

BAD DEBTS

     In addition to the current arrears of $3.3 million and restructured arrears of $1.3 million, as of April 1, 2000, $3.8 million of rental and maintenance payments due to MSAF remain unpaid from four of its former lessees. This is net of total amounts recovered under repayment plans of $1.8 million and security deposits drawn down of $2.9 million. One Brazilian lessee owes $3.3 million of the total $3.8 million outstanding. Three of the four aircraft have since been re-leased to other carriers and the fourth aircraft is off-lease but subject to a non-binding letter of intent.

     ANALYSIS OF BAD DEBTS BALANCE AS OF APRIL 1, 2000

                            AIRCRAFT    FORMER               BAD DEBTS   BAD DEBTS   SECURITY
REPOSSESSION DATE             TYPE      LESSEE     COUNTRY     TOTAL     RECOVERED   DEPOSITS   TOTAL
-----------------           --------   ---------   -------   ---------   ---------   --------   -----
                                                                $M          $M          $M       $M
1  October 1998...........  B757-200   Transaero   Russia      (1.0)        0.2        0.6      (0.2)
2  March 1999.............  A321-100   Onur Air    Turkey      (2.1)        1.2        0.7      (0.2)
3  July 1999..............  B747-300   VARIG       Brazil      (4.8)        0.4        1.1      (3.3)
4  December 1999..........  B737-400   TAESA       Mexico      (0.6)                   0.5      (0.1)
                                                               ----         ---        ---      ----
   Total..................                                     (8.5)        1.8        2.9      (3.8)
                                                               ====         ===        ===      ====

     A former Brazilian lessee, VARIG, negotiated an early termination of its lease of a B747-300 aircraft in July 1999. The lease was scheduled to expire in April 2003. The total amount of rental payments and maintenance reserves due under this lease to July 1999, the date of the termination agreement, was $4.8 million against which we drew down a security deposit of $1.1 million. Under the terms of the termination agreement, VARIG is scheduled to repay $10.8 million over eight years to offset arrears of $4.8 million and approximately $6.0 million for maintenance and downtime costs. Provided no default has occurred by October 2005 under this note payable, the total remaining payments will be reduced by approximately $1.1 million on a pro-rata basis between October 2005 and October 2007, the scheduled final payment date under the note. The aircraft was recently delivered to its new lessee and operation is scheduled to commence on April 6, 2000. This aircraft represents approximately 2.5% of the portfolio by appraised value at November 30, 1999.

     A former Mexican lessee, TAESA, defaulted on its obligations under its lease of a B737-400 aircraft and the aircraft was repossessed in December 1999. The lease was scheduled to expire in May 2001. The total amount of rental payments and maintenance reserves due under the lease at the date of the repossession was $0.6 million. This amount was offset by a security deposit of $0.5 million. In February 2000, TAESA was declared bankrupt with debts of over $400 million. The aircraft is currently the subject of a non-binding letter of intent with a Dubai-based carrier. This aircraft represents approximately 1.1% of the portfolio by appraised value at November 30, 1999.

EARLY TERMINATION OPTION TO BE EXERCISED

     Braathens, a lessee based in Norway, recently notified the Servicer that it intends to exercise the early termination option in its lease. The aircraft, a B737-500, is subject to a lease that commenced in April 1998 and was scheduled to expire in April 2003. The lease will now terminate in April 2001. A termination fee of one month's rental is payable to MSAF. This aircraft, a B737-500, represented 1.0% of the portfolio by appraised value at November 30, 1999.

                               PORTFOLIO DETAILS                      APPENDIX A

                                 APRIL 1, 2000

         All amounts in thousands of US dollars unless otherwise stated

                                       COUNTRY OF                                 AIRCRAFT        ENGINE       SERIAL     DATE OF
                REGION(1)            CURRENT LESSEE        CURRENT LESSEE           TYPE      CONFIGURATION    NUMBER   MANUFACTURE
                ---------            --------------  --------------------------  ----------  ----------------  ------   -----------
             1  Europe               France          Air Liberte                 MD-83       JT8D-219          49822        Dec-88
             2  (Developed)          France          l'Aeropostale               B737-300QC  CFM 56-3C1        23788        May-87
             3                       Ireland         Aer Lingus                  A330-300    CF6-80E1             54        Apr-94
             4                       Ireland         TransAer                    A320-200    V2500-A1            414        May-93
             5                       Ireland         TransAer                    A320-200    V2500-A1            428      4-May-94
             6                       Netherlands     KLM                         engine      CF6-80C2B6F       704279       Jun-95
             7                       Netherlands     KLM Cityhopper              F50         PW100-125B        20232      1-Oct-91
             8                       Netherlands     KLM Cityhopper              F50         PW100-125B        20233      1-Oct-91
             9                       Netherlands     Transavia                   B737-300    CFM 56-3C1        27635        May-95
            10                       Norway          Braathens                   B737-500    CFM 56-3B1        25165        Apr-93
            11                       Norway          Braathens                   B737-500    CFM56-3C-1        26304     15-Sep-94
            12                       Spain           Air Europa                  B737-400    CFM56-3-C1        24707      1-Jun-91
            13                       UK              Air 2000                    B767-300ER  CF6-80C2B6F       26256        Apr-93
            14                       UK              Air 2000                    B757-200ER  RB211-535-E4      23767      1-Apr-87
            15                       UK              Britannia                   B767-200ER  CF6-80A           23807        Aug-87
            16                       UK              Britannia                   B757-200ER  RB211-535-E4-37   26266     13-Jan-93
            17                       UK              Flying Colours              A320-200    V2500-A1            393        Feb-93
            18                       UK              Flying Colours              B757-200ER  RB211-535-E4-37   24367        Feb-89
            19                       UK              Monarch Airlines            A320-200    CFM56-5A3           446     28-Oct-93
Sub-total
            20  North America        Canada          Air Canada Capital Limited  A320-200    CFM56-5A3           279        Feb-92
            21  (Developed)          Canada          Canada 3000                 A320-200    CFM56-5A3           397     24-Mar-93
            22                       USA             Alaska Airlines             B737-400    CFM 56-3C1        25104        May-93
            23                       USA             Alaska Airlines             B737-400    CFM 56-3C1        25105     27-Jul-93
            24                       USA             Continental Airlines        B737-300    CFM56-3-B1        26309      5-Dec-94
            25                       USA             National Airlines           B757-200ER  RB211-535-E4      24260        Dec-88
            26                       USA             Southwest Airlines          B737-300    CFM56-3-B1        23255     26-Jun-85
            27                       USA             Southwest Airlines          B737-300    CFM56-3-B1        23256     11-Jul-85
            28                       USA             TWA                         B757-200ER  PW 2037           28160     22-Jul-96
            29                       USA             TWA                         MD-83       JT8D-219          49824        Mar-89
            30                       USA             TWA                         MD-82       JT8D-217C         49825        Mar-89
            31                       USA             TWA                         MD-83       JT8D-219          49657      1-Apr-88
Sub-total
            32  Pacific              Hong Kong       Cathay Pacific              B747-400    RB211-252H2/19    24955     25-Sep-91
            33  (Developed)          New Zealand     Air New Zealand             B767-300ER  CF6-80C-2B6       24875     14-Jun-91
            34                       Singapore       Region Air                  A310-300    JT9D-7R4E1          409        Nov-85
            35                       Singapore       Region Air                  A310-300    JT9D-7R4E1          410        Nov-85
Sub-total
            36  Europe               Greece          Olympic                     B737-400    CFM 56-3C1        25371        Jan-92
            37  and Middle East      Hungary         Malev                       F-70        TAY MK620-15      11564        Dec-95
            38  (Emerging)           Hungary         Malev                       F-70        TAY MK620-15      11565        Feb-96
            39                       Hungary         Malev                       F-70        TAY MK620-15      11569        Mar-96
            40                       Turkey          Air Alfa                    A321-100    V2530-A5            597        May-96
            41                       Turkey          Pegasus                     B737-400    CFM56-3C1         26279        Jun-92
Sub-total
            42  Asia                 China           China Hainan                B737-300    CFM 56-3C1        26295        Dec-93
            43  (Emerging)           South Korea     Asiana                      B767-300ER  CF6-80C2B6F       24798        Oct-90
            44                       South Korea     Asiana                      B737-400    CFM56-3C1         26291      9-Aug-93
            45                       South Korea     Asiana                      B737-400    CFM56-3C-1        26308     31-Oct-94
            46                       South Korea     Asiana                      B767-300ER  CF6-80C2-B6F      25132     24-Feb-92
            47                       Taiwan          China Airlines              A300-600R   PW 4158             555        Mar-90
            48                       Taiwan          China Airlines              A300-600R   PW 4158             625     31-Mar-92
            49                       Taiwan          F.E.A.T                     B757-200ER  PW 2037           25044     28-May-91
Sub-total
            50  Latin America        Brazil          B.R.A                       A310-300    JT9D-7R4E1          437        Nov-86
            51  (Emerging)           Brazil          VASP                        B737-300    CFM 56-3B2        24299        Nov-88
            52                       Mexico          Aeromexico                  B757-200ER  PW 2037           26272        Mar-94
            53                       Mexico          Aeromexico                  MD-83       JT8D-219          53050      1-May-90
            54                       Mexico          Mexicana                    B757-200ER  PW 2040           24965     24-Mar-92
Sub-total
            55  Other                Fiji            Air Pacific                 B767-300ER  CF6-80C2B4        26260        Sep-94
            56                       Iceland         Icelandair                  B737-300F   CFM 56-3B2        23811        Oct-87
            57                       Iceland         Air Atlanta Icelandic       B747-300B   CF6-80C2          24106        Apr-88
            58                       Lithuania       Lithuanian                  B737-300    CFM56-3B2         24449      1-Apr-90
            59                       Macau           Air Macau                   A321-100    V2530-A5            557      4-Dec-95
            60                       Malta           Air Malta                   B737-300    CFM 56-3B2        25161        Feb-92
            61                       Mauritius       Air Mauritius               A340-300    CFM56-5C3G           94     31-Mar-95
Sub-total
            62  Off-lease (2)                                                    B737-400    CFM 56-3B2        24234        Oct-88
                Total

           30-NOV-99
           APPRAISED    % OF     % OF
             VALUE     TOTAL    REGION
           ---------   ------   ------
             19,101      1.0%
             19,213      1.0%
             79,975      4.0%
             30,581      1.5%
             32,133      1.6%
              5,504      0.3%
              6,257      0.3%
              6,161      0.3%
             27,292      1.4%
             19,713      1.0%
             21,159      1.1%
             24,669      1.2%
             63,821      3.2%
             29,686      1.5%
             29,486      1.5%
             41,161      2.1%
             30,430      1.5%
             31,676      1.6%
             30,501      1.5%    27.4%
Sub-total
             29,872      1.5%
             30,819      1.5%
             26,561      1.3%
             26,571      1.3%
             26,317      1.3%
             33,482      1.7%
             14,378      0.7%
             15,286      0.8%
             47,785      2.4%
             20,374      1.0%
             17,782      0.9%
             19,611      1.0%    15.4%
Sub-total
             97,417      4.9%
             56,959      2.8%
             22,330      1.1%
             22,653      1.1%    10.0%
Sub-total
             25,146      1.3%
             13,653      0.7%
             14,330      0.7%
             14,679      0.7%
             39,699      2.0%
             25,690      1.3%     6.7%
Sub-total
             25,469      1.3%
             53,146      2.7%
             27,649      1.4%
             27,905      1.4%
             60,142      3.0%
             46,302      2.3%
             51,059      2.6%
             37,502      1.9%    16.5%
Sub-total
             27,627      1.4%
             19,847      1.0%
             41,433      2.1%
             19,738      1.0%
             39,126      2.0%     7.4%
Sub-total
             66,560      3.3%
             19,805      1.0%
             49,035      2.5%
             21,702      1.1%
             38,933      1.9%
             24,565      1.2%
             91,551      4.6%    15.6%
Sub-total
             21,885      1.1%     1.1%
           ---------   ------   ------
           2,000,891   100.0%   100.0%
           =========   ======   ======

---------------

   Number of Countries = 25   Number of Lessees = 42   Number of aircraft
subject to lease = 61   Number of aircraft off-lease = l
   Number of aircraft = 61   Number of Engines = 1
(1) Regions are defined according to MSCI designations.
(2) Currently AOG but subject to a Letter of Intent.

                                                                      APPENDIX B
                        MORGAN STANLEY AIRCRAFT FINANCE

                        COMPARISON OF ACTUAL CASH FLOWS
                           VERSUS THE 1998 BASE CASE
                           FOR THE FIRST QUARTER 2000

                                                                                                  DOLLAR AMOUNTS EXPRESSED
                                                       ALL DOLLAR AMOUNTS IN MILLIONS OF              AS A PERCENTAGE
                                                       US DOLLARS UNLESS OTHERWISE STATED       1998 BASE CASE LEASE RENTALS
                                                       ----------------------------------    ----------------------------------
                                                       ACTUAL     BASE CASE     VARIANCE     ACTUAL*    BASE CASE**    VARIANCE
                                                       -------    ----------    ---------    -------    -----------    --------
                      CASH COLLECTIONS
[1]                   Lease Rentals..................    32.0         32.0          --       100.0%       100.0%          0.0%
[2]                   -- Renegotiated Leases.........    (0.3)          --        (0.3)       -0.9%         0.0%         -0.9%
[3]                   -- Rental Resets...............    (0.6)          --        (0.6)       -1.9%         0.0%         -1.9%
                                                       ------       ------        ----       ------       ------        ------
[4]   (LOGO)[1]...[3] CONTRACTED LEASE RENTALS.......    31.1         32.0        (0.9)       97.2%       100.0%         -2.8%
[5]                   Movement in Current Arrears
                      Balance........................    (0.3)          --        (0.3)       -0.9%                      -0.9%
                      less Net Stress-related Costs
[6]                   -- Bad debts...................    (0.5)          --                    -1.7%
[7]                   -- Security deposits drawn
                      down...........................     0.5           --                     1.5%
[8]                   -- Capitalised arrears.........      --                                  0.0%
[9]                   -- AOG.........................    (4.2)          --                   -13.2%
[10]                  -- Other Leasing Income........     1.0           --                     3.1%
[11]                  -- Repossession................     0.1                                  0.3%
                                                       ------       ------        ----       ------       ------        ------
[12]  (LOGO)[6]...[11] sub-total......................   (3.1)        (1.4)       (1.7)       -9.7%        -4.5%         -5.2%
[13]  [4]+[5]+[12]    NET LEASE RENTALS..............    27.7         30.6        (2.9)       86.6%        95.5%         -8.9%
[14]                  Interest Earned................     0.5          0.4         0.1         1.6%         1.1%          0.5%
[15]                  Net Maintenance................    (4.1)          --        (4.1)      -12.8%         0.0%        -12.8%
                                                       ------       ------        ----       ------       ------        ------
[16]  (LOGO)[13]...[15] TOTAL CASH COLLECTIONS.........   24.1        31.0        (6.9)       75.4%        96.6%        -21.2%
                                                       ======       ======        ====       ======       ======        ======
                      CASH EXPENSES
                      Aircraft Operating Expenses
[17]                  -- Insurance                         --
[18]                  -- Re-leasing and other
                      overheads......................    (0.3)        (1.1)        0.8        -0.8%        -3.5%          2.5%
                                                       ------       ------        ----       ------       ------        ------
[19]  [17]+[18]       subtotal.......................    (0.3)        (1.1)        0.8        -0.8%        -3.5%          2.7%
                      SG&A Expenses
[20]                  Aircraft Servicer Fees
                      -- Base Fee....................    (0.5)
                      -- Rent Collected Fee..........    (0.3)
                      -- Rent Contracted Fee.........    (0.3)
                      -- Incentive Fee...............      --
                                                       ------       ------        ----       ------       ------        ------
[21]  [20]            sub-total......................    (1.1)        (1.4)        0.3        -3.4%        -4.3%          0.8%
[22]                  Other Servicer Fees............    (0.5)        (0.8)        0.3        -1.5%        -2.5%          1.0%
                                                       ------       ------        ----       ------       ------        ------
[23]  [21]+[22]       subtotal.......................    (1.6)        (2.2)        0.6        -4.9%        -6.8%          1.9%
                                                       ------       ------        ----       ------       ------        ------
[24]  [19]+[23]       TOTAL CASH EXPENSES............    (1.9)        (3.3)        1.4        -5.7%       -10.3%          4.6%
                                                       ======       ======        ====       ======       ======        ======
                      NET CASH COLLECTIONS
[25]  [16]            Total Cash Collections.........    24.1         31.0        (6.9)       75.4%        96.6%        -21.2%
[26]  [24]            Total Cash Expenses............    (1.9)        (3.3)        1.4        -5.7%       -10.3%          4.6%
[27]                  Interest Payments..............   (15.6)       (15.5)       (0.1)      -49.1%       -48.5%         -0.6%
[28]                  Swap Payments..................    (0.5)        (0.8)        0.3        -1.6%        -2.4%          0.8%
[29]                  Exceptional Item...............      --                       --         0.0%         0.0%          0.0%
                                                       ------       ------        ----       ------       ------        ------
[30]  (LOGO)[25]...[29] TOTAL..........................    6.1        11.4        (5.3)       19.0%        35.4%        -16.4%
                                                       ======       ======        ====       ======       ======        ======
[31]                  PRINCIPAL PAYMENTS
                      subclass A1....................      --           --
                      subclass A2                         5.0         10.3        (5.3)       15.7%        32.1%        -16.5%
                      subclass B1....................     1.0          1.0          --         3.1%         3.1%          0.0%
                      subclass C1....................     0.1          0.1         0.0         0.2%         0.2%          0.0%
                      subclass D1....................      --           --
                                                       ------       ------        ----       ------       ------        ------
                      Total..........................     6.1         11.4        (5.3)       19.0%        35.4%        -16.4%
                                                       ======       ======        ====       ======       ======        ======

                                                                      APPENDIX C

                        MORGAN STANLEY AIRCRAFT FINANCE
                           PERFORMANCE TO DATE VERSUS
                                 1998 BASE CASE
                       MARCH 3, 1998 -- FEBRUARY 15, 2000

                                                                                                  DOLLAR AMOUNTS EXPRESSED
                                                       ALL DOLLAR AMOUNTS IN MILLIONS OF              AS A PERCENTAGE
                                                      US DOLLARS UNLESS OTHERWISE STATED        1998 BASE CASE LEASE RENTALS
                                                      -----------------------------------    ----------------------------------
                                                       ACTUAL     BASE CASE     VARIANCE     ACTUAL*    BASE CASE**    VARIANCE
                                                      --------    ----------    ---------    -------    -----------    --------
                      CASH COLLECTIONS
[1]                   Lease Rentals.................    252.9        252.9          --       100.0%       100.0%          0.0%
[2]                   -- Renegotiated Leases........     (1.6)          --        (1.6)       -0.7%         0.0%         -0.7%
[3]                   -- Rental Resets..............     (2.5)          --        (2.7)       -1.0%         0.0%         -1.0%
                                                      -------      -------        ----       ------       ------        ------
[4]   (LOGO)[1]...[3] CONTRACTED LEASE RENTALS......    248.8        252.9        (4.3)       98.4%       100.0%         -1.7%
[5]                   Movement in Current Arrears        (3.4)          --        (3.4)       -1.3%                      -1.3%
                      Balance.......................
                      less Net Stress-related Costs
[6]                   -- Bad debts..................     (6.2)          --                    -2.4%
[7]                   -- Security deposits drawn          4.5           --                     1.8%
                      down..........................
[8]                   -- Capitalised arrears........     (3.5)                                -1.4%
[9]                   -- AOG........................     (9.9)          --                    -3.9%
[10]                  -- Other Leasing Income.......      3.8           --                     1.5%
[11]                  -- Repossession...............     (2.2)                                -1.0%
                                                      -------      -------        ----       ------       ------        ------
[12]  (LOGO)[6]...[11] sub-total.....................   (13.5)       (11.4)       (2.1)       -5.4%        -4.5%         -0.9%
[13]  [4]+[5]+[12]    NET LEASE RENTALS.............    231.9        241.6        (9.6)       91.7%        95.5%         -3.8%
                                                      -------      -------        ----       ------       ------        ------
[14]                  Interest Earned...............      4.3          2.7         1.6         1.7%         1.1%          0.6%
[15]                  Net Maintenance...............      5.7           --         5.5         2.3%         0.0%          2.3%
                                                      -------      -------        ----       ------       ------        ------
[16]  (LOGO)[13]...[15] TOTAL CASH COLLECTIONS........   242.0       244.3        (2.3)       95.7%        96.6%         -0.9%
                                                      =======      =======        ====       ======       ======        ======
                      CASH EXPENSES
                      Aircraft Operating Expenses
[17]                  -- Insurance..................     (0.7)                                -0.3%
[18]                  -- Re-leasing and other            (1.1)                                -0.4%
                      overheads.....................
                                                      -------      -------        ----       ------       ------        ------
[19]  [17]+[18]       subtotal......................     (1.8)        (8.9)        7.1        -0.7%        -3.5%          2.8%
                      SG&A Expenses
[20]                  Aircraft Servicer Fees
                      -- Base Fee...................     (4.1)
                      -- Rent Collected Fee.........     (2.3)
                      -- Rent Contracted Fee........     (2.4)
                      -- Incentive Fee..............     (0.5)
                                                      -------      -------        ----       ------       ------        ------
[21]  [20]            sub-total.....................     (9.3)       (11.0)        1.7        -3.7%        -4.4%          0.7%
[22]                  Other Servicer Fees...........     (5.2)        (6.3)        1.1        -2.1%        -2.5%          0.4%
                                                      -------      -------        ----       ------       ------        ------
[23]  [21]+[22]       subtotal......................    (14.5)       (17.4)        2.8        -5.8%        -6.9%          1.1%
                                                      -------      -------        ----       ------       ------        ------
[24]  [19]+[23]       TOTAL CASH EXPENSES...........    (16.3)       (26.2)        9.9        -6.5%       -10.4%          3.9%
                                                      =======      =======        ====       ======       ======        ======
                      NET CASH COLLECTIONS
[25]  [16]            Total Cash Collections........    242.0        244.3        (2.3)       95.7%        96.6%         -0.9%
[26]  [24]            Total Cash Expenses...........    (16.3)       (26.2)        9.9        -6.5%       -10.4%          3.9%
[27]                  Interest Payments.............   (119.8)      (124.9)        5.1       -47.4%       -49.4%          2.0%
[28]                  Swap Payments.................    (12.4)        (7.0)       (5.4)       -4.9%        -2.8%         -2.1%
[29]                  Exceptional Item..............     27.1         27.1          --        10.7%        10.7%          0.0%
                                                      -------      -------        ----       ------       ------        ------
[30]  (LOGO)[25]...[29] TOTAL.........................   120.6       113.3         7.3        47.6%        44.7%          2.9%
                                                      =======      =======        ====       ======       ======        ======
[31]                  PRINCIPAL PAYMENTS
                      subclass A1...................       --           --
                      subclass A2...................    110.5        103.2         7.3        43.7%        40.8%          2.9%
                      subclass B1...................     10.0         10.0        (0.0)        3.9%         3.9%          0.0%
                      subclass C1...................      0.1          0.1        (0.0)        0.0%         0.0%          0.0%
                      subclass D1...................       --           --
                                                      -------      -------        ----       ------       ------        ------
                      TOTAL.........................    120.6        113.3         7.3        47.6%        44.7%          2.9%
                                                      =======      =======        ====       ======       ======        ======
                      DEBT BALANCES
                      subclass A1...................    400.0        400.0
                      subclass A2...................    229.5        236.8
                      subclass B1...................     90.0         90.0
                      subclass C1...................     99.9         99.9
                      subclass D1...................    110.0        110.0
                                                      -------      -------
                                                        929.4        936.7
                                                      =======      =======

                                                                      APPENDIX C

                        MORGAN STANLEY AIRCRAFT FINANCE
                           PERFORMANCE TO DATE VERSUS
                                 1998 BASE CASE
                        MAR 3, 1998 -- FEBRUARY 15, 2000

COVERAGE RATIOS

                                                                                            1998
                                           CLOSING                 ACTUAL                 BASE CASE
                                        -------------           -------------           -------------
     NET CASH COLLECTIONS.............                                  120.6                   113.2
     Add Back Interest and Swap
     Payments.........................                                  132.2                   132.0
     Add Back Permitted Accruals......                                    1.6
  a  Net Cash Collections.............                                  254.4                   245.2
  b  Swaps............................                                   12.4                     7.0
  c  Class A Interest.................                                   76.2                    80.9
  d  Class A Minimum..................                                   15.2                    22.2
  e  Class B Interest.................                                   11.4                    11.9
  f  Class B Minimum..................                                   10.0                    10.0
  g  Class C Interest.................                                   13.5                    13.5
  h  Class C Minimum..................                                    0.0                     0.0
  i  Class D Interest.................                                   18.7                    18.7
  j  Class D Minimum..................                                     --                      --
  k  Class A Scheduled................                                     --                      --
  l  Class B Scheduled................                                     --                      --
  m  Class C Scheduled................                                    0.1                     0.1
  n  Class D Scheduled................                                    0.0                      --
  o  Permitted Aircraft                                                   1.6                      --
     Modifications....................
  p  Class A Supplemental.............                                   95.3                    81.0
                                                                -------------           -------------
     TOTAL............................                                  254.4                   245.2
                                                                -------------           -------------
[1]  INTEREST COVERAGE RATIO
     Class A..........................                                   2.87                    2.79
     Class B..........................                                   2.21                    2.01
     Class C..........................                                   1.83                    1.69
     Class D..........................                                   1.62                    1.49
[2]  DEBT COVERAGE RATIO
     Class A..........................                                   1.62                    1.49
     Class B..........................                                   1.62                    1.49
     Class C..........................                                   1.62                    1.49
     Class D..........................                                   1.62                    1.49
     LOAN-TO-VALUE RATIOS (IN US DOLLARS)
[3]  Assumed Portfolio Value..........  1,115,510,000                                   1,004,954,911
[4]  Adjusted Portfolio Value.........                            952,467,605
     Liquidity Reserve Amount
     Of which -- Cash.................     25,000,000              25,000,000              25,000,000
     -- Accrued Expenses..............                              6,089,203
     -- Letters of Credit held........     40,000,000              39,638,351              39,638,351
                                        -------------           -------------           -------------
     Subtotal.........................     65,000,000              70,727,554              64,638,351
     Less Lessee Security Deposits....    (20,000,000)            (19,038,351)            (19,038,351)
     Subtotal.........................     45,000,000              51,689,203              45,600,000
[5]  Total Asset Value................  1,160,510,000           1,004,156,807           1,050,554,911
     NOTE BALANCES AS AT FEBRUARY 15, 2000
     Class A..........................    740,000,000   63.8%     629,515,610   62.7%     636,816,388
     Class B..........................    100,000,000   72.4%      90,043,960   71.7%      90,043,960
     Class C..........................    100,000,000   81.0%      99,910,000   81.6%      99,914,956
     Class D..........................    110,000,000   90.5%     110,000,000   92.6%     110,000,000
                                        -------------           -------------           -------------
     Total............................  1,050,000,000             929,469,570             936,775,304


  a
  b
  c
  d
  e
  f
  g
  h
  i
  j
  k
  l
  m
  n
  o
  p
[1]
     = a/(b+c)
     = a/(b+c+d+e)
     = a/(b+c+d+e+f+g)
     = a/(b+c+d+e+f+g+h+i)
[2]
     = a/(b+c+d+e+f+g+h+i+j+k)
     = a/(b+c+d+e+f+g+h+i+j+k+l)
     = a/(b+c+d+e+f+g+h+i+j+k+l+m)
     = a/(b+c+d+e+f+g+h+i+j+k+l+m+n)
[3]
[4]
[5]
     60.6%
     69.2%
     78.7%
     89.2%

---------------

* 1998 Base Case Cash Collections and Cash Expenses have been adjusted for non-delivery of an aircraft.

([1]) Interest Coverage Ratio is equal to Net Cash Collections(excl. interest and swap payments) expressed as a ratio of the interest payable on each subclass of Notes plus the interest and minimum principal payments payable on each subclass of Notes that rank senior in priority of payment to the relevant subclass of Notes.

([2]) Debt Service Ratio is equal to Net Cash Collections (excl. interest and swap payments) expressed as a ratio of the interest and minimum and scheduled principal payments payable on each subclass of Notes plus the interest and minimum and scheduled principal payments payable on each subclass of Notes that ranks equally with or senior to the relevant subclass of Notes in the priority of payments.

([3]) Assumed Portfolio Value represents the Initial Appraised Value of each aircraft in the Portfolio multiplied by the Depreciation Factor at Calculation date divided by the Depreciation Factor at Closing date.

([4]) Adjusted Portfolio Value represents the Base Value of each aircraft in the Portfolio as determined by the most recent Appraisal multiplied by the Depreciation Factor at Calculation date divided by the Depreciation Factor at Closing date.

    The lower of the Assumed Portfolio Value or 105% of the Adjusted Portfolio Value is used to calculate the principal repayment amounts to Noteholders

([5]) Total Asset Value is equal to Total Assumed Portfolio Value plus Liquidity
      Reserve Amount minus Lessee Security Deposits.