Form 10-Q
period 2000-05-31
MORGAN STANLEY AIRCRAFT FINANCE
filed 2000-07-14
CIK 1059582

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

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER 333-56575
                      ------------------------------------

                        MORGAN STANLEY AIRCRAFT FINANCE
            Exact Name of Registrant as specified in trust agreement

                   DELAWARE                                      13-3375162
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

-------------------------------------------------------------------------------------------------------
                                                                                     OUTSTANDING AT
ISSUER                                                              CLASS            JUNE 30, 2000
-------------------------------------------------------------------------------------------------------
Morgan Stanley Aircraft Finance............................  Beneficial Interest          One
-------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        MORGAN STANLEY AIRCRAFT FINANCE

                  FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2000

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I. FINANCIAL INFORMATION...............................      2
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)....................      2
  -- Interim Condensed Consolidated Financial Statements
     (Unaudited)............................................      2
  -- Notes to the Interim Condensed Consolidated Financial
     Statements (Unaudited).................................      6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................     13
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.........................................     23
PART II. OTHER INFORMATION..................................     25
ITEM 1. NOT APPLICABLE
ITEM 2. NOT APPLICABLE
ITEM 3. NOT APPLICABLE
ITEM 4. NOT APPLICABLE
ITEM 5. NOT APPLICABLE
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     25
SIGNATURES..................................................     26
INDEX TO EXHIBITS...........................................     27
APPENDIX I. CASH ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS......................     28

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                MAY 31,       NOV 30,
                                                                 2000           1999
                                                              -----------    ----------
                                                              (UNAUDITED)
ASSETS
Cash and cash equivalents...................................  $   60,739     $   35,119
Receivables:
  Lease income, net.........................................       3,353          1,908
  Investment income and other...............................         302            161
Aircraft under operating leases, net........................   1,893,619        886,051
Investment in capital lease, net............................          --         18,300
Underwriting and other issuance related costs, net of
  amortization..............................................      25,435         15,935
                                                              ----------     ----------
Total Assets................................................  $1,983,448     $  957,474
                                                              ==========     ==========
LIABILITIES AND BENEFICIAL INTERESTHOLDER'S EQUITY / (DEFICIT)
Payables:
  Interest payable to Noteholders...........................  $    5,836     $    2,481
Deferred rental income......................................      14,265          5,318
Liability for maintenance...................................     114,883         57,437
Other liabilities...........................................      25,617         11,376
Notes payable:
  Subclass A-1..............................................          --        400,000
  Subclass A-2..............................................     223,428        234,533
  Subclass A-3..............................................     580,000             --
  Subclass A-4..............................................     200,000             --
  Subclass A-5..............................................     387,486             --
  Subclass B-1..............................................      88,583         91,023
  Subclass B-2..............................................      75,000             --
  Subclass C-1..............................................      99,780         99,987
  Subclass C-2..............................................      55,000             --
  Subclass D-1..............................................     110,000        110,000
                                                              ----------     ----------
                                                               1,979,878      1,012,155
                                                              ----------     ----------
Commitments and contingencies
Beneficial Interestholder's Equity / (Deficit):
  Beneficial Interest.......................................           1              1
  Deemed Contribution / (Distribution)......................      62,706        (15,305)
  Accumulated Deficit.......................................     (59,137)       (39,377)
                                                              ----------     ----------
  Total Beneficial Interestholder's Equity / (Deficit)......       3,570        (54,681)
                                                              ----------     ----------
Total Liabilities and Beneficial Interestholder's
  Equity/(Deficit)..........................................  $1,983,448     $  957,474
                                                              ==========     ==========

     See Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              MAY 31,              MAY 31,
                                                        -------------------   ------------------
                                                          2000       1999       2000      1999
                                                        --------   --------   --------   -------
                                                            (UNAUDITED)          (UNAUDITED)
Revenues:
  Lease income, net..................................   $52,567    $32,045    $ 78,283   $59,133
  Investment income on collection account............       973        450       1,512       881
                                                        -------    -------    --------   -------
  Total revenues.....................................    53,540     32,495      79,795    60,014
                                                        -------    -------    --------   -------
Expenses:
  Interest expense...................................    30,873     16,046      46,118    32,395
  Depreciation expense...............................    22,961     11,765      34,726    23,530
  Operating expenses:
     Service provider and other fees.................     5,572      2,244       7,254     4,291
     Maintenance and other aircraft related costs....     4,028      1,926      11,457     2,998
                                                        -------    -------    --------   -------
  Total expenses.....................................    63,434     31,981      99,555    63,214
                                                        -------    -------    --------   -------
Net (loss) / income..................................   $(9,894)   $   514    $(19,760)  $(3,200)
                                                        =======    =======    ========   =======

     See Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                MAY 31, 2000        MAY 31, 1999
                                                              ----------------    ----------------
                                                                          (UNAUDITED)
Cash flows from operating activities
  Net loss..................................................     $  (19,760)          $ (3,200)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
  Depreciation expense -- aircraft under operating leases...         34,726             23,530
  Amortization of underwriting and other issuance related
     costs..................................................          2,951                559
  Provision for doubtful accounts...........................          1,113              6,021
  Changes in assets and liabilities:
     Receivables:
       Investment income and other..........................           (141)                10
       Lease income.........................................           (282)            (2,564)
     Investment in capital lease............................            (58)              (365)
     Liability for maintenance..............................          5,716              3,158
     Interest payable to Noteholders........................          3,355               (214)
     Deferred rental income.................................            309             (2,070)
     Other liabilities......................................          3,200             (2,417)
                                                                 ----------           --------
Net cash provided by operating activities...................         31,129             22,448
                                                                 ----------           --------
Cash flows from investing activities
  Purchase of net assets from MS Financing Inc., net of cash
     acquired...............................................       (876,793)                --
                                                                 ----------           --------
Net cash used for investing activities......................       (876,793)                --
                                                                 ----------           --------
Cash flows from financing activities
  Proceeds from issuance of notes payable, net of issuance
     costs..................................................      1,297,550                 --
  Repayment of Subclass A-1 notes...........................       (400,000)                --
  Repayments of notes payable...............................        (26,266)           (19,883)
                                                                 ----------           --------
Net cash provided by/(used for) financing activities........        871,284            (19,883)
                                                                 ----------           --------
Net increase in cash and cash equivalents...................         25,620              2,565
Cash and cash equivalents at beginning of period............         35,119             34,850
                                                                 ----------           --------
Cash and cash equivalents at end of period..................     $   60,739           $ 37,415
                                                                 ==========           ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

     In connection with the acquisition of certain net assets from MS Financing Inc., MSAF Group received a capital contribution of $78.0 million (see Note 12).

     See Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                 BENEFICIAL INTERESTHOLDER'S EQUITY / (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                                              TOTAL
                                                                                            BENEFICIAL
                                               BENEFICIAL      DEEMED      ACCUMULATED       INTEREST
                                                INTEREST    DISTRIBUTION     DEFICIT        (DEFICIT)
                                               ----------   ------------   -----------   ----------------
                                                                      (UNAUDITED)
Balance at November 30, 1998................    $      1      $(15,305)     $(31,445)        $(46,749)
Net loss....................................          --            --        (3,200)          (3,200)
                                                --------      --------      --------         --------
Balance at May 31, 1999.....................    $      1      $(15,305)     $(34,645)        $(49,949)
                                                ========      ========      ========         ========

                                                                                               TOTAL
                                                               DEEMED                        BENEFICIAL
                                               BENEFICIAL   DISTRIBUTION/   ACCUMULATED       INTEREST
                                                INTEREST    CONTRIBUTION      DEFICIT        (DEFICIT)
                                               ----------   -------------   -----------   ----------------
                                                                       (UNAUDITED)
Balance at November 30, 1999................    $      1      $(15,305)      $(39,377)        $(54,681)
Net loss....................................          --            --        (19,760)         (19,760)
Capital Contribution from MS Financing
  Inc.......................................          --        78,011             --           78,011
                                                --------      --------       --------         --------
Balance at May 31, 2000.....................    $      1      $ 62,706       $(59,137)        $  3,570
                                                ========      ========       ========         ========

     See Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

  NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     Morgan Stanley Aircraft Finance ("MSAF") is a special purpose business trust that was formed on October 30, 1997 under the laws of Delaware. MSAF and its subsidiaries ("MSAF Group") were formed to conduct certain limited activities, including acquiring, financing, re-financing, owning, leasing, re-leasing, selling, maintaining and modifying commercial aircraft. At May 31, 2000, all of the beneficial interest of MSAF Group was owned by MSDW Aircraft Holdings ("MSDWAH"), a wholly-owned subsidiary of MS Financing Inc. ("MSF"). MSF is a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co. ("MSDW"). MSAF Group's obligations, including its financial debt obligations, are not obligations of, or guaranteed by, MSDW, MSDWAH, MSF or any person other than MSAF Group.

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

     The interim condensed consolidated financial statements should be read in conjunction with MSAF Group's consolidated financial statements and notes thereto as of and for the fiscal year ended November 30, 1999. The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

     New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133". MSAF Group is in the process of evaluating the impact of adopting SFAS No. 133, as amended by SFAS No. 138.

NOTE 2 -- CONCENTRATIONS OF CREDIT RISK

     Credit risk with respect to operating lease receivables is generally diversified due to the number of lessees comprising MSAF Group's customer base and the different geographic areas in which they operate. At May 31, 2000 MSAF Group had leased 59 aircraft and one engine to 41 lessees in 25 countries.

     Certain of MSAF Group's lessees are in a relatively weak financial position because of the difficult economic conditions in the civil aviation industry as a whole and because, in general, weakly capitalized airlines are more likely to seek operating leases. In addition, at May 31, 2000, 17 of MSAF Group's aircraft were leased to lessees domiciled in certain emerging market nations, including those located in Eastern Europe, the Middle East, Latin America and Asia. The exposure of MSAF Group's aircraft to particular

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

countries and customers is managed partly through concentration limits and partly through obtaining security from lessees by way of deposits.

NOTE 3 -- AIRCRAFT

                                                              MAY 31, 2000    NOV 30, 1999
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Stage 3 Aircraft and one engine:
Cost........................................................   $2,014,324       $972,030
Less: Accumulated depreciation..............................     (120,705)       (85,979)
                                                               ----------       --------
                                                               $1,893,619       $886,051
                                                               ==========       ========

     During the three month period ended May 31, 2000, MSAF Group acquired a portfolio of 29 commercial aircraft from MSF (see Note 12). In addition, during the three month period ended May 31, 2000, an aircraft that was previously subject to a sales-type capital lease was repossessed and the related lease was terminated (see Note 4). This aircraft has been included as a component of aircraft cost as of the date of repossession.

                                                              MAY 31, 2000    NOV 30, 1999
                                                              -------------   ------------
FLEET ANALYSIS:
On lease for a further period of:
More than five years........................................            8              9
From one to five years......................................           41             20
Less than one year..........................................           11              3
                                                               ----------       --------
Total aircraft portfolio (including one engine) on lease....           60             32
                                                               ==========       ========

     At May 31, 2000 there were three non-revenue earning aircraft in MSAF Group's portfolio. One of these was subject to a lease agreement and two were subject to non-binding letters of intent for lease. At November 30, 1999 there was one non-revenue earning aircraft in MSAF Group's portfolio.

NOTE 4 -- INVESTMENT IN CAPITAL LEASE

                                                              MAY 31, 2000    NOV 30, 1999
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Minimum lease payments receivable...........................   $       --       $ 28,733
Less: Unearned income.......................................           --        (10,433)
                                                               ----------       --------
Net investment in capital lease.............................   $       --       $ 18,300
                                                               ==========       ========

     The lessee associated with this capital lease had been experiencing severe financial difficulties during fiscal 1999, due to the economic uncertainty in Latin America and the devaluation of the Brazilian currency in January 1999. In August 1999, MSAF Group and the lessee agreed to modify the terms of the capital lease by increasing the total rental payments to be received and by extending the lease term.

     The lessee's financial difficulties continued in fiscal 2000. As a result, in April 2000, International Lease Finance Corporation ("ILFC"), the servicer of MSAF Group's aircraft portfolio, repossessed the aircraft from the lessee and terminated the capital lease contract. Accordingly, MSAF Group's net investment in the capital lease as of the date of termination of $17.0 million has been reclassified to "Aircraft under operating leases, net" (see Note 3).

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

NOTE 5 -- LEASE INCOME RECEIVABLE

     Lease income receivable was as follows:

                                                              MAY 31, 2000    NOV 30, 1999
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Lease income receivable.....................................   $    4,685       $  2,271
Less: Allowance for doubtful accounts.......................       (1,332)          (363)
                                                               ----------       --------
Lease income receivable, net................................   $    3,353       $  1,908
                                                               ==========       ========

     Activity in the allowance for doubtful accounts was as follows:

                                                               SIX MONTHS      SIX MONTHS
                                                                  ENDED          ENDED
                                                              MAY 31, 2000    MAY 31, 1999
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Balance, beginning of period................................   $      363       $    553
Provision for doubtful accounts.............................        1,113          3,134
Amounts written-off.........................................         (144)            --
                                                               ----------       --------
Balance, end of period......................................   $    1,332       $  3,687
                                                               ==========       ========

NOTE 6 -- LIABILITY FOR MAINTENANCE

     Activity in the liability for maintenance account was as follows:

                                                               SIX MONTHS
                                                                 ENDED
                                                              MAY 31, 2000    FISCAL 1999
                                                              ------------    -----------
                                                                (DOLLARS IN THOUSANDS)
Balance, beginning of period................................    $ 57,437       $ 52,489
Liabilities assumed from MSF................................      51,730             --
Collections from lessees....................................       8,725         17,709
Reimbursements to lessees...................................      (8,109)       (11,872)
Net accruals and transfers..................................       5,100           (889)
                                                                --------       --------
Balance, end of period......................................    $114,883       $ 57,437
                                                                ========       ========

NOTE 7 -- NOTES PAYABLE

     On March 3, 1998, MSAF Group completed an offering of $1,050 million of securitized notes (the "Notes") on a basis exempt from registration under the Securities Act of 1933, as amended. During fiscal 1999, MSAF Group filed a registration statement with the Securities and Exchange Commission (the "SEC") with respect to an exchange offer for exchange Notes with terms virtually identical to the Notes which was declared effective on January 12, 1999. The exchange offer was consummated on January 18, 1999. With the exception of MSAF Group, the Notes are not obligations of, or guaranteed by, MSDW or any of its subsidiaries, including MSDWAH and MSF.

     On March 15, 2000, MSAF Group completed an offering of $1,310 million of securitized notes (the "New Notes") on a basis exempt from registration under the Securities Act of 1933, as amended. MSAF Group used the net proceeds from the New Notes to finance in part the purchase of the 29 commercial aircraft from MSF, to fund an increase of $5 million in cash and cash equivalents used for liquidity purposes (see "Financial Resources and Liquidity -- Liquidity Reserve Amount") and to redeem all $400 million of its Subclass A-1 notes. The New Notes rank equally in right of payment of principal and interest with the

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

        NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

corresponding subclasses of MSAF Group's existing Notes. With the exception of MSAF Group, the New Notes are not obligations of, or guaranteed by, MSDW or any of its subsidiaries, including MSDWAH and MSF.

     MSAF Group is obligated to use its best efforts to consummate an exchange offer (the "Exchange Offer") pursuant to which the New Notes would be exchanged for substantially similar securities issued pursuant to an effective registration statement under the Securities Act of 1933. If the Exchange Offer is not consummated or a registration statement is not declared effective on or prior to December 10, 2000, thereafter an additional incremental interest amount will accrue on each subclass of the New Notes, at an annual rate of 0.50%. Such additional incremental interest will be payable until the date that the Exchange Offer is consummated or until such time as MSAF Group causes a shelf registration statement with respect to resales of the New Notes to become effective.

     Underwriting and financing costs which were incurred in connection with the issuance of the Notes and the New Notes are being amortized over the expected life of the borrowing to which they relate.

     The repayment terms of each subclass of the Notes and the New Notes are such that certain principal amounts are expected to be repaid based on certain assumptions (the "Expected Final Payment Date") or refinanced through the issuance of refinancing notes, but in any event are ultimately due for repayment on specified final maturity dates (the "Final Maturity Date"). The Expected Final Payment Dates, Final Maturity Dates and interest rates applicable to each subclass of the Notes and the New Notes are listed below:

                             INITIAL
                            PRINCIPAL
                              AMOUNT                          EXPECTED FINAL     FINAL MATURITY
SUBCLASS                  (IN THOUSANDS)    INTEREST RATE      PAYMENT DATE           DATE
--------                  --------------    -------------    ----------------    --------------
Subclass A-2..........       $340,000       LIBOR + 0.35%      Sept. 15, 2005    March 15, 2023
Subclass A-3..........        580,000       LIBOR + 0.52%      March 15, 2002    March 15, 2025
Subclass A-4..........        200,000       LIBOR + 0.54%      March 15, 2003    March 15, 2025
Subclass A-5..........        400,000       LIBOR + 0.58%       June 15, 2008    March 15, 2025
Subclass B-1..........        100,000       LIBOR + 0.65%      March 15, 2013    March 15, 2023
Subclass B-2..........         75,000       LIBOR + 1.05%      March 15, 2007    March 15, 2025
Subclass C-1..........        100,000               6.90%      March 15, 2013    March 15, 2023
Subclass C-2..........         55,000               9.60%    October 15, 2016    March 15, 2025
Subclass D-1..........        110,000               8.70%      March 15, 2014    March 15, 2023

     If the Subclass A-3, A-4 or B-2 notes are not repaid on or before their respective Expected Final Payment Dates, MSAF Group will pay additional interest of 1.00% per annum on the Subclass A-3 and A-4 notes and 1.50% per annum on the Subclass B-2 notes, until such notes are repaid in full.

     The dates on which principal repayments on the Notes and the New Notes will actually occur will depend on the cash flows generated by the rental income from MSAF Group's portfolio of aircraft. Amounts received by MSAF Group are available for distribution and are paid in accordance with the priorities specified in the Indenture relating to the Notes and the New Notes.

     Cash paid for interest on the Notes and the New Notes amounted to $41.7 million for the six month period ended May 31, 2000 as compared to $29.7 million for the six month period ended May 31, 1999. The interest expense for Fiscal 2000 is not comparable to Fiscal 1999, as the New Notes were not issued until March 15, 2000.

     The estimated fair value of MSAF Group's outstanding notes payable was $1,787.3 million and $902.9 million at May 31, 2000 and November 30, 1999, respectively.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

        NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

NOTE 8 -- LIQUIDITY FACILITIES

     MSAF Group requires liquidity in order to finance many of its primary business activities, including maintenance obligations, security deposit return obligations, operating expenses and obligations under the Notes and the New Notes. MSAF Group's primary sources of liquidity are cash bank deposits and letters of credit.

     MSAF Group's cash account (the "Collection Account") is primarily funded through the receipt of rental payments from lessees.

     MSAF Group has entered into two credit agreements. Under a Custody and Loan Agreement (the "ILFC Facility") between ILFC and MSAF Group, ILFC will hold substantially all of the cash security deposits paid by certain lessees with respect to MSAF Group's aircraft portfolio and will retain the interest earnings on such security deposits. In addition, ILFC has agreed to extend loans to MSAF Group in a maximum amount of $20 million plus the aggregate amount of cash security deposits held by ILFC. Under a Loan Agreement (the "MSDW Facility") between MSDW and MSAF Group, MSDW has agreed to extend loans in a maximum amount of $30 million.

     As of May 31, 2000, the aggregate amount available under the ILFC Facility and the MSDW Facility was approximately $76.6 million.

NOTE 9 -- DERIVATIVE FINANCIAL INSTRUMENTS

     The leasing revenues of MSAF Group are generated primarily from rental payments. Rental payments are currently entirely fixed but may be either fixed or floating with respect to leases entered into in the future. In general, an interest rate exposure with respect to the notes payable arises to the extent that MSAF Group's fixed and floating interest obligations in respect of the Notes and the New Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure with respect to the notes payable can be managed through the use of interest rate swaps and other derivative instruments. The Subclass A-2, A-3, A-4, A-5, B-1 and B-2 notes bear floating rates of interest and the Subclass C-1, C-2 and D-1 notes bear fixed rates of interest. MSAF Group is a party to thirteen interest rate swaps with Morgan Stanley Capital Services Inc. ("MSCS"), a wholly-owned subsidiary of MSDW. In eleven of these swaps, MSAF Group pays a fixed monthly coupon and receives one month LIBOR on a total notional balance of $1,600 million and in two of these swaps, MSAF Group pays one month LIBOR and receives a fixed monthly coupon on a total notional balance of $200 million.

     Nine of the swaps, having an aggregate notional principal amount of $1,400 million, are accounted for as hedges of the Notes and the New Notes. Under these swap arrangements, MSAF Group pays fixed and receives floating amounts on a monthly basis. The fair value of the liability assumed relating to those swaps which are being accounted for as hedges is being deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. This amount and the differential payable or receivable on such interest rate swap contracts, to the extent such swaps are deemed to be hedges, are recognized as adjustments to interest expense. Gains and losses resulting from the termination of such interest rate swap contracts prior to their stated maturity are deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. The fair value of these interest rate swaps at May 31, 2000 was $22.1 million.

     The remaining four swaps have an aggregate gross notional principal amount of $400 million. Under these swap arrangements, MSAF Group pays/receives fixed and receives/pays floating amounts on a monthly basis. MSAF Group has determined that these swaps do not qualify for hedge accounting. The fair value of the liability assumed related to these swaps is accounted for on a mark-to-market basis with changes in fair value reflected in interest expense. At May 31, 2000, the fair value of these swaps was $(6.1) million.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

     The change in the fair value of the thirteen interest rate swaps between February 29, 2000 and May 31, 2000 was due to changes in market interest rates and payments being made under the swaps when they became due.

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

NOTE 10 -- RELATED PARTY TRANSACTIONS

     Under service agreements with MSAF Group, Cabot Aircraft Services Limited and Morgan Stanley & Co. Incorporated, both subsidiaries of MSDW, act as Administrative Agent and Financial Advisor, respectively. During the three and six month period ended May 31, 2000, Cabot Aircraft Services Limited received a fee for providing these services of $0.3 million and $0.7 million, respectively, which is calculated as a percentage of the operating lease rentals received. Morgan Stanley & Co. Incorporated received advisory fees of $0.03 million in the six month period ended May 31, 2000, and $0.01 million for the three month period ended May 31, 2000.

     Simultaneously with the issuance of the New Notes and the acquisition of certain net assets from MSF, MSAF Group received a non-cash capital contribution of $78.0 million from MSF.

     In connection with the issuance of the New Notes, MSAF Group paid $5.9 million in subscription discounts and commissions to a subsidiary of MSDW.

     MSAF Group's counterparty to its interest rate swap agreements is MSCS, a wholly-owned subsidiary of MSDW.

     In connection with the offering of the New Notes on March 15, 2000, MSF transferred the beneficial interest of MSAF Group to MSDWAH, a wholly-owned subsidiary of MSF, and the number of trustees of MSAF Group was increased to seven.

     At May 31, 2000, MSAF Group's management was comprised of seven trustees, including the Delaware trustee, as MSAF Group has no employees or executive officers. Four of MSAF Group's seven trustees were employees of MSDW. The three remaining trustees, including the Delaware trustee, were unaffiliated with MSDW.

NOTE 11 -- COMMITMENTS

     MSAF Group did not have any material contractual commitments for capital expenditures at May 31, 2000.

     In accordance with the terms of a second amended and restated servicing agreement (the "Servicing Agreement"), ILFC is performing certain aircraft related activities with respect to MSAF Group's aircraft portfolio. Such activities include marketing MSAF Group's aircraft for lease or sale and monitoring lessee compliance with lease terms including terms relating to payment, maintenance and insurance. In accordance with the Servicing Agreement, fees payable to ILFC by MSAF Group are calculated as a percentage of the lease rentals contracted and received, in addition to a base fee and certain incentive-based fees.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                  (CONTINUED)

     For the initial 32 aircraft and one engine, the Servicing Agreement will expire on May 26, 2023. For the additional 29 aircraft, the Servicing Agreement will expire on May 1, 2025. However, each party has the right to terminate the Servicing Agreement under certain circumstances.

NOTE 12 -- ACQUISITION OF NET ASSETS

     During the three month period ended May 31, 2000 MSAF Group acquired a portfolio of 29 commercial aircraft, as well as certain other assets and liabilities related to these aircraft, from MSF. The assets and liabilities acquired have been recorded at MSF's historical book value at the date of purchase. A summary of the net assets acquired is presented below:

                                                              (DOLLARS IN THOUSANDS)
                                                              ----------------------
Aircraft under operating leases, net of accumulated
  depreciation of $30,859...................................        $1,025,267
Cash and other assets.......................................            16,701
Deferred rental income......................................            (8,638)
Liability for Maintenance...................................           (51,730)
Security Deposits...........................................            (7,118)
Interest rate swap contracts (see Note 9)...................            (3,922)
                                                                    ----------
Net assets acquired.........................................        $  970,560
                                                                    ==========

     MSAF Group financed the acquisition from the proceeds of the New Notes (see
Note 7) and a capital contribution from MSF.

NOTE 13 -- SUBSEQUENT EVENT

     INSURANCE CLAIM

     On April 2, 1999, the lease with respect to one B757-200ER with Guyana Airways was terminated by mutual agreement. Certain of the technical records were incomplete and/or missing. An insurance claim under MSAF Group's Technical Records Policy was submitted in respect of the maintenance repairs and services required to reconstruct the technical records. In June 2000, the insurance claim was approved and MSAF Group received $3.9 million which will be included in the interim condensed consolidated statement of operations for the period ending August 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     MSAF is a special purpose business trust that was formed on October 30, 1997 under the laws of Delaware. MSAF Group's principal business activity has been the acquisition of aircraft and the placement of such aircraft on operating lease. MSAF Group's future business is expected to consist principally of aircraft operating lease activities, acquisitions of additional aircraft and sales of aircraft. Cash flows generated from such activities will be used to service interest and principal on the Notes and the New Notes, any refinancing notes and any additional notes but only after various expenses of MSAF Group have been paid for, including any taxes, obligations to lessees including maintenance obligations, fees and expenses of ILFC and other service providers and payments to MSAF Group's interest rate swap counterparties.

     MSAF Group's ability to generate sufficient cash from its aircraft assets to service the Notes and the New Notes will depend primarily on (i) the rental rates it can achieve on leases and the lessees' ability to perform according to the terms of those leases and (ii) the prices it can achieve on any aircraft sales. MSAF Group's ability to service the Notes and the New Notes will also depend on the level of its operating expenses, including maintenance obligations which will increase as the aircraft age, and any unforeseen contingent liabilities arising.

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

     MSAF Group's ability to compete against other lessors is determined, in part, by (i) the composition of its fleet in terms of mix, relative age and popularity of the aircraft types; (ii) operating restrictions imposed by MSAF's indenture, and (iii) the ability of other lessors, who may possess substantially greater financial resources, to offer leases on more favorable terms than MSAF Group.

     Any statements contained in this management's discussion and analysis of financial condition and results of operations that are not historical facts, or that might be considered an opinion or projection, whether expressed or implied, are meant as, and should be considered, forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks. If any assumptions or opinions prove incorrect, any forward-looking statements made on that basis may also prove materially incorrect.

RECENT DEVELOPMENTS

     ACQUISITION OF ADDITIONAL AIRCRAFT

     During the three month period ended May 31, 2000, MSAF Group acquired a portfolio of 29 commercial aircraft from MSF. All but one of the 29 aircraft were delivered on March 15, 2000. The remaining aircraft, a B737-300 on lease to Lithuanian Airlines, was delivered to MSAF Group on May 1, 2000. The acquisition was financed by the issuance of additional securitized notes and by a non-cash capital contribution from MSF.

     THE AIRCRAFT

     As of May 31, 2000, the total number of aircraft owned by MSAF Group was 61 aircraft plus an engine. As of May 31, 2000, 59 aircraft and the engine were subject to lease contracts with 41 lessees in 25 countries. As of May 31, 2000, the aircraft under one of the lease contracts had not been delivered to the respective lessee, although this aircraft was delivered on June 20, 2000. MSAF Group's two off-lease aircraft were subject to non-binding letters of intent for lease.

     LESSEE DIFFICULTIES

     As of July 1, 2000, five current lessees were in arrears. The total amount outstanding and overdue for the five lessees in respect of rental payments, maintenance reserves and other miscellaneous amounts due under the leases (excluding restructured arrears not yet due) amounted to $3.1 million. MSAF Group holds security deposits of $4.9 million against these arrears. The weighted average number of days past due of such arrears was 39 days.

     REGIONAL ANALYSIS OF EXISTING ARREARS

     The categorization of countries into geographical regions, Developed Markets, Emerging Markets and Other is determined using Morgan Stanley Capital International, Inc. ("MSCI") designations.

     EUROPE AND MIDDLE EAST (EMERGING)

     One of the five current lessees in arrears, Air Alfa, is based in the Europe and Middle East (Emerging) region. At July 1, 2000, the total rental and maintenance arrears owed by this lessee was $0.7 million, against which MSAF Group holds a security deposit of $0.6 million. In April 2000, ILFC instituted legal proceedings in Turkey to draw down upon the guarantee and repossess the aircraft from Air Alfa. Since then, the airline has made certain payments towards reducing its arrears balance.

     EUROPE (DEVELOPED)

     One of the five current lessees in arrears, Transaer, is based in the Europe (Developed) region.

     In January 2000, MSAF Group reached an agreement with Transaer to defer $1.4 million of rental and maintenance obligations. Repayment of the arrears plus interest is scheduled to be made over a three-month period beginning on June 1, 2000. At July 1, 2000, $0.7 million of these restructured payments were due but unpaid. MSAF Group holds security deposits of $1.0 million against Transaer's arrears.

     ASIA (EMERGING)

     At July 1, 2000 none of the lessees in this region were in arrears.

     PACIFIC (DEVELOPED)

     At July 1, 2000 none of the lessees in this region were in arrears.

     LATIN AMERICA (EMERGING)

     At July 1, 2000 none of the lessees in this region were in arrears. However, during the three month period ended May 31, 2000, MSAF Group repossessed two aircraft which were leased in Latin America, both in Brazil.

     A former Brazilian lessee, B.R.A., which had been operating one A310-300 subject to a capital lease, defaulted on its obligations under its lease and the aircraft was repossessed on April 4, 2000. The lease had been scheduled to expire in July 2007. The total amount of rental payments in arrears at the date of the repossession was $1.3 million. There was no security deposit held by MSAF Group to offset against the arrears balance. The aircraft is currently subject to a non-binding letter of intent and is scheduled to be delivered to a new lessee based in Singapore in September 2000.

     A second former Brazilian lessee, VASP, defaulted on its obligations under its lease of a B737-300 aircraft and the aircraft was repossessed in May 2000, following legal proceedings against VASP. The lease was scheduled to expire in March 2003. The total amount of rental payments in arrears at the date of the repossession was $0.5 million, against which MSAF Group drew down a security deposit of $0.7 million. The aircraft is currently subject to a non-binding letter of intent and is scheduled to be delivered to a new lessee based in Brazil in July 2000.

     In July 1999, a former Brazilian lessee, VARIG, negotiated early termination of a B747-300 lease that was scheduled to expire in April 2003. The total amount of rental payments and maintenance reserves due under this lease through July 1999, the date of the termination agreement, was $4.8 million, against which MSAF Group drew down a security deposit of $1.1 million. Under the provisions of a restructuring agreement, VARIG has agreed to repay arrears of $4.8 million and approximately $6.0 million for certain maintenance and downtime costs over the next eight years. Payments to MSAF Group will be made semi-annually beginning October 15, 1999 with final payment due on October 15, 2007. As of July 1, 2000 VARIG had made all payments due under the restructuring agreement.

     NORTH AMERICA (DEVELOPED)

     One of the five current lessees in arrears, TWA, is based in the North America (Developed) region. At July 1, 2000, the total rental and maintenance arrears owed by this lessee was $1.1 million, against which MSAF Group holds a security deposit of $2.0 million.

     OTHER

     Two of the five current lessees in arrears are based in the Other region.

     At July 1, 2000, the total rental and maintenance arrears owed by Iceland Air was $0.5 million, against which MSAF Group holds a security deposit of $0.6 million.

     At July 1, 2000, the total rental and maintenance arrears owed by Lithuanian Airlines was $0.1 million, against which MSAF Group holds a security deposit of $0.7 million.

     AIRWORTHINESS DIRECTIVE

     On May 25, 2000, the U.S. Federal Aviation Administration issued an Airworthiness Directive relating to fire safety standards in certain types of aircraft. The Airworthiness Directive, which applies to MSAF Group's one MD-82 and four MD-83 aircraft, requires operators of those aircraft to replace fire insulation blankets covered with metalized Mylar. Under the leases of the affected aircraft, all costs of compliance with Airworthiness Directives are the obligation of the lessees.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2000,
AND THE THREE MONTHS ENDED MAY 31, 1999

     MSAF Group's results of operations for the three months ended May 31, 2000 and the three months ended May 31, 1999 are discussed below. The results are not directly comparable due to MSAF Group's acquisition of a portfolio of 29 commercial aircraft from MSF.

     NET (LOSS)/INCOME

     For the three month period ended May 31, 2000, MSAF Group incurred a net loss of ($9.9) million, as compared to net income of $0.5 million for the three month period ended May 31, 1999. The decrease primarily reflects higher interest, depreciation and operating expenses, partially offset by an increase in rental revenues.

     MSAF is a Delaware business trust treated as a branch of MSF for U.S. federal, state and local income tax purposes. Accordingly, MSAF is not subject to U.S. federal, state and local income taxes.

     LEASE INCOME

     Lease income for the three month period ended May 31, 2000 amounted to $52.6 million as compared to $32.0 million for the three month period ended May 31, 1999. The increase in lease income is primarily due to MSAF Group's acquisition of 29 commercial aircraft, partially offset by a reduction in lease revenue associated with aircraft on ground.

     MSAF Group's operating results for the three month period ended May 31, 2000 included provisions for doubtful accounts totaling $0.2 million. Such provisions were recorded by MSAF Group due to financial difficulties experienced by certain of MSAF Group's current lessees, as well as to reserve against amounts owed to MSAF Group by certain of its former lessees whose aircraft have already been repossessed (see "Lessee Difficulties"). Provisions for doubtful accounts were $3.0 million in the three month period ended May 31, 1999. Lease income may decline in future periods due to potential lessee defaults and arrears including those discussed above.

     MSAF Group records the cash prepayments made by lessees for maintenance as a component of the liability for maintenance account which appears on the Interim Condensed Consolidated Balance Sheets. When the lessee incurs maintenance expenditures, MSAF Group must return a corresponding amount of the prepayment to the lessee. At this time, MSAF Group will forward cash to the lessee, with a corresponding decrease to the liability for maintenance account. MSAF Group will only reimburse the lessee for the cost of maintenance expenditures to the extent that sufficient prepayments have been made by the lessee. At the time an aircraft is re-leased to a new lessee, an assessment is made of the expected maintenance reserve requirements; any excess reserve is then released to lease income. No maintenance reserves were released to lease income in the three month period ended May 31, 2000. In the three month period ended May 31, 1999, MSAF Group released $1.4 million of excess maintenance reserves which were received from certain of its former lessees.

     INVESTMENT INCOME

     Investment income for the three month period ended May 31, 2000 amounted to $1.0 million as compared to $0.5 million in the three month period ended May 31, 1999. Investment income represents interest income on MSAF Group's cash and cash equivalents.

     Investment income has increased due to a higher level of cash and cash equivalents. The increase primarily reflects $15.8 million of cash balances acquired from MSF in connection with MSAF Group's acquisition of 29 commercial aircraft. Such cash balances primarily consist of security deposits and advance rental payments made by certain lessees.

     INTEREST EXPENSE

     Interest expense, including swap costs of $1.2 million, amounted to $30.9 million for the three month period ended May 31, 2000. Interest expense, including swap costs of $2.1 million, amounted to $16.0 million for the three month period ended May 31, 1999. Interest expense relates to the interest paid on the Notes and the New Notes. The increase in interest expense is primarily due to the New Notes, which were issued on March 15, 2000, coupled with a higher average interest rate on the existing Notes. The weighted average interest rate on MSAF Group's notes payable during the three month period ended May 31, 2000 was 6.75% as compared to 5.81% during the three month period ended May 31, 1999. The average principal balance in respect of MSAF Group's notes payable during the three month period ended May 31, 2000 was $1,653.2 million as compared to $965.6 million during the three month period ended May 31, 1999.

     MSAF Group is a party to thirteen interest rate swaps with Morgan Stanley Capital Services Inc. ("MSCS"), a wholly-owned subsidiary of MSDW. In eleven of these swaps, MSAF Group pays a fixed monthly coupon and receives one month LIBOR on a notional balance of $1,600 million and in two of these swaps, MSAF Group pays one month LIBOR and receives a fixed monthly coupon on a notional balance of $200 million.

     Nine of the swaps, having an aggregate notional principal amount of $1,400 million, are accounted for as hedges of the Notes and the New Notes. Under these swap arrangements, MSAF Group pays fixed and receives floating amounts on a monthly basis. The fair value of the liability assumed relating to those swaps which are being accounted for as hedges is being deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. This amount and the differential payable or receivable on such interest rate swap contracts, to the extent such swaps are deemed to be effective hedges for accounting purposes, are recognized as adjustments to interest expense.

     The remaining four swaps have an aggregate gross notional principal amount of $400 million. Under these swap arrangements, MSAF Group pays/receives fixed and receives/pays floating amounts on a monthly basis. MSAF Group has determined that these swaps do not qualify for hedge accounting. The fair value of the liability assumed related to these swaps is accounted for on a mark-to-market basis with changes in fair value reflected in interest expense.

     See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" for more information regarding MSAF Group's swaps positions and hedging policy.

     DEPRECIATION

     Depreciation expense for the three month period ended May 31, 2000 amounted to $23.0 million as compared to $11.8 million in the three month period ended May 31, 1999. The increase is attributable to MSAF Group's acquisition of 29 commercial aircraft.

     OPERATING EXPENSES

     Service Provider and Other Fees. Service provider and other fees for the three month period ended May 31, 2000 were $5.6 million as compared to $2.2 million in the three month period ended May 31, 1999. The increase in the three month period ended May 31, 2000 reflects certain fees and expenses incurred in connection with MSAF Group's acquisition of 29 commercial aircraft from MSF. The increase also reflects a higher aircraft servicing fee paid to ILFC, which amounted to $2.0 million in the three month period ended May 31, 2000 and $1.3 million in the three month period ended May 31, 1999. The higher fees paid to ILFC in the three month period ended May 31, 2000 reflected the increased fleet size as a result of the acquisition of 29 commercial aircraft.

     Maintenance and Other Aircraft Related Costs. Maintenance and other aircraft related costs for the three month period ended May 31, 2000 were $4.0 million as compared to $1.9 million for the three month period ended May 31, 1999. The increase was primarily attributable to certain maintenance and redelivery costs incurred by MSAF Group associated with two aircraft previously leased to Oman Air and provisions for certain maintenance and redelivery costs associated with the aircraft previously subject to a sales-type capital lease (see "Lessee Difficulties").

     Included within maintenance and other aircraft related costs were insurance, re-leasing and other costs incurred in the three month period ended May 31, 2000, which amounted to $0.4 million, as compared to $0.6 million for the three month period ended May 31, 1999. It is expected that re-leasing costs will increase over the next several months due to costs relating to reconfiguring aircraft for new lessees upon redelivery.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MAY 31, 2000,
AND THE SIX MONTHS ENDED MAY 31, 1999

     MSAF Group's results of operations for the six months ended May 31, 2000 and the six months ended May 31, 1999 are discussed below. The results are not directly comparable due to MSAF Group's acquisition of a portfolio of 29 commercial aircraft from MSF.

     NET LOSS

     For the six month period ended May 31, 2000, MSAF Group incurred a net loss of ($19.8) million as compared to a net loss of ($3.2) million for the six month period ended May 31, 1999. The increase in net loss reflects higher interest, depreciation and operating expenses, partially offset by an increase in rental revenues.

     LEASE INCOME

     Lease income for the six month period ended May 31, 2000 amounted to $78.3 million as compared to $59.1 million for the six month period ended May 31, 1999. The increase in lease income is primarily due to MSAF Group's acquisition of 29 commercial aircraft, partially offset by a reduction in lease revenue associated with aircraft on ground.

     MSAF Group's operating results for the six month period ended May 31, 2000 included provisions for doubtful accounts totaling $1.1 million. Such provisions were recorded by MSAF Group due to financial difficulties experienced by certain of MSAF Group's former lessees whose aircraft have already been repossessed (see "Lessee Difficulties"). Provisions for doubtful accounts were $6.0 million in the six month period ended May 31, 1999. Lease income may decline in future periods due to potential lessee defaults and arrears including those discussed above.

     INVESTMENT INCOME

     Investment income for the six month period ended May 31, 2000 amounted to $1.5 million as compared to $0.9 million in the six month period ended May 31, 1999. Investment income represents interest income on MSAF Group's cash and cash equivalents.

     Investment income has increased due to a higher level of cash and cash equivalents in connection with MSAF Group's acquisition of 29 commercial aircraft.

     INTEREST EXPENSE

     Interest expense, including swap costs of $0.9 million, amounted to $46.1 million for the six month period ended May 31, 2000. Interest expense, including swap costs of $2.9 million, amounted to $32.4 million for the six month period ended May 31, 1999. Interest expense relates to the interest paid on the Notes and the New Notes. The increase in interest expense is primarily due to the New Notes, which were issued on March 15, 2000, coupled with a higher average interest rate on the existing Notes. The weighted average interest rate on MSAF Group's notes payable during the six month period ended May 31, 2000 was 6.66% as compared to 6.05% during the six month period ended May 31, 1999. The average principal balance in respect of MSAF Group's notes payable during the six month period ended May 31, 2000 was $1,377.4 million as compared to $969.7 million during the six month period ended May 31, 1999.

     DEPRECIATION

     Depreciation expense for the six month period ended May 31, 2000 amounted to $34.7 million as compared to $23.5 million in the six month period ended May 31, 1999. The increase is attributable to MSAF Group's acquisition of 29 commercial aircraft.

     OPERATING EXPENSES

     Service Provider and Other Fees. Service provider and other fees for the six month period ended May 31, 2000 were $7.3 million as compared to $4.3 million in the six month period ended May 31, 1999. The increase in the six month period ended May 31, 2000 reflects certain fees and expenses incurred in connection with MSAF Group's acquisition of 29 commercial aircraft from MSF. The increase also reflects a higher aircraft servicing fee paid to ILFC, which amounted to $3.0 million in the six month period ended May 31, 2000 and $2.7 million in the six month period ended May 31, 1999. The higher fees paid to ILFC in the six month period ended May 31, 2000 reflected the increased fleet size as a result of the acquisition of 29 commercial aircraft, partially offset by a reduction in fees due to the lower rental revenues generated by the remainder of the fleet as a result of aircraft on ground during the period.

     Maintenance and Other Aircraft Related Costs. Maintenance and other aircraft related costs for the six month period ended May 31, 2000 were $11.5 million as compared to $3.0 million for the six month period ended May 31, 1999. The increase was primarily attributable to certain maintenance and redelivery costs incurred by MSAF Group associated with two aircraft previously leased to Oman Air, one previously leased to TAESA and provisions for certain maintenance and redelivery costs associated with the aircraft previously subject to a sales-type capital lease with B.R.A. (see "Lessee Difficulties").

     Included within maintenance and other aircraft related costs were insurance, re-leasing and other costs incurred in the six month period ended May 31, 2000, which amounted to $0.8 million, as compared to

$1.2 million for the six month period ended May 31, 1999. It is expected that re-leasing costs will increase over the next several months due to costs relating to reconfiguring aircraft for new lessees upon redelivery.

FINANCIAL RESOURCES AND LIQUIDITY

     Refer to Appendix 1 for additional information regarding the cash performance of MSAF Group for the period from February 16, 2000 to May 15, 2000.

     LIQUIDITY

     MSAF Group's cash and cash equivalents at May 31, 2000 were $60.7 million. Of this amount, $30 million represents the cash portion of the Liquidity Reserve Amount (as defined below) and $30.7 million represents rental, and maintenance receipts and cash held for accrued expenses.

     In addition to the $30 million cash portion at May 31, 2000, the Liquidity Reserve Amount also contained $76.6 million of undrawn credit and liquidity facilities from MSDW and ILFC.

     CASH FLOWS FROM OPERATING ACTIVITIES

     Operating cash flows depend on many factors including the performance of lessees and MSAF Group's ability to re-lease aircraft, the average interest rates of the Notes and the New Notes, the effectiveness of MSAF Group's interest rate hedging policies and whether MSAF Group will be able to refinance certain subclasses of notes that may not be repaid with lease cash flows.

     Net cash provided by operating activities in the six month period ended May 31, 2000 amounted to $31.1 million, principally reflecting non-cash depreciation expense of $34.7 million, a net loss of ($19.8) million and an increase in the liability for maintenance account of $5.7 million.

     Net cash provided by operating activities in the six month period ended May 31, 1999 amounted to $22.4 million, principally reflecting non-cash depreciation expense of $23.5 million, a net loss of ($3.2) million and an increase in the provision for doubtful accounts of $6.0 million.

     CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

     Net cash used for investing activities in the six month period ended May 31, 2000, amounted to $876.8 million which was used to purchase a portfolio of 29 commercial aircraft, as well as certain other assets and liabilities related to these aircraft, from MSF. MSAF Group did not utilize any cash for investing activities in the six month period ended May 31, 1999.

     Net cash provided by financing activities in the six month period ended May 31, 2000 amounted to $871.3 million, primarily reflecting the proceeds from the offering of the New Notes and repayment of the subclass A-1 notes.

     Net cash used for financing activities in the six month period ended May 31, 1999 amounted to $19.9 million, reflecting repayments of principal on the Notes.

     INDEBTEDNESS

     MSAF Group's indebtedness primarily consisted of the Notes and the New Notes in the amount of $1,819.3 million at May 31, 2000.

     LIQUIDITY RESERVE AMOUNT

     The "LIQUIDITY RESERVE AMOUNT" is intended to serve as a source of liquidity for MSAF Group's maintenance reimbursement obligations, security deposit return obligations, operating expenses, contingent liabilities and Note obligations. The Liquidity Reserve Amount may be funded with cash and letters of credit, guarantees or other credit support instruments ("ELIGIBLE CREDIT FACILITIES") provided by, or supported with further Eligible Credit Facilities provided by, a person (an "ELIGIBLE PROVIDER") whose short-term unsecured debt is rated P-1 by Moody's Investors Service, A-1+ by Standard & Poor's, or F1+ by Fitch or is otherwise designated as an Eligible Provider by the controlling trustees. Both the ILFC facility discussed below under "-- ILFC Facility" and the MSDW facility discussed below under "-- MSDW Facility" are Eligible Credit Facilities and comprise part of the Liquidity Reserve Amount. There are currently no other Eligible Credit Facilities in place.

     The Liquidity Reserve Amount was approximately $118.4 million on May 31, 2000. The "MINIMUM LIQUIDITY RESERVE AMOUNT" may be funded with cash and with Eligible Credit Facilities and was approximately $30 million on May 31, 2000. The Liquidity Reserve Amount and the Minimum Liquidity Reserve Amount may be increased or decreased from time to time for any reason (including upon acquisitions of additional aircraft) by an action of MSAF's controlling trustees in light of changes in, among other things, the condition of the aircraft, the terms and conditions of the leases, the financial condition of the lessees, sales of aircraft and prevailing industry conditions; provided that MSAF Group will obtain confirmation in advance in writing from the rating agencies that any proposed reduction in the Liquidity Reserve Amount or the Minimum Liquidity Reserve Amount will not result in a lowering or withdrawal by any of the rating agencies of their respective ratings of any class of notes.

     If the balance of cash on deposit, together with the amount available for drawing under any Eligible Credit Facilities, should fall below the Liquidity Reserve Amount at any time (including as a result of MSAF Group's determination that the Liquidity Reserve Amount should be increased, as required by the rating agencies or otherwise), MSAF Group may continue to make all payments, and any credit or liquidity enhancement facilities may be drawn to fund such payments, including required payments on the Notes and the New Notes, which rank prior to, or equally with, payments of the minimum principal payment amount on the class D notes under the Indenture and any Permitted Accruals other than in respect of Modification Payments, provided that the balance of cash on deposit, together with the amount available for drawing under any Eligible Credit Facilities, does not fall below the Minimum Liquidity Reserve Amount at its then current level. "MODIFICATION PAYMENTS" refer to any capital expenditures for the purpose of effecting any optional improvement or modification of any aircraft, or for the optional conversion of any aircraft from a passenger aircraft to a freighter or mixed-use aircraft, for the purpose of purchasing or otherwise acquiring any engines or parts outside of the ordinary course of business. "PERMITTED ACCRUALS" refer to amounts in respect of expenses and costs that are not regular, monthly recurring expenses, including Modification Payments and refinancing expenses, if any, anticipated to become due and payable in any future interest accrual period. However, the balance of cash on deposit, together with the amount available for drawing under any Eligible Credit Facilities, may fall below the Minimum Liquidity Reserve Amount at its then current level and MSAF Group may continue to make payments of, and any credit or liquidity enhancement facilities may be drawn to fund such payments, all accrued and unpaid interest on any subclass of the most senior class of notes then outstanding to avoid an event of default, with respect to the Notes and the New Notes and, on the final maturity date of any subclass thereof, principal of, any subclass of the most senior class of notes then outstanding to avoid an event of default with respect to the Notes and the New Notes.

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

     The Liquidity Reserve Amount and the Minimum Liquidity Reserve Amount have been determined largely based on an analysis of historical experience, assumptions regarding MSAF Group's future experience and the frequency and cost of certain contingencies in respect of the aircraft currently owned by MSAF Group, and are intended to provide liquidity for meeting the cost of maintenance obligations and non-maintenance, aircraft-related contingencies such as removing regulatory liens, complying with airworthi-ness directives, repossessing and re-leasing aircraft. In analyzing the future impact of these costs, assumptions have been made regarding their frequency and amount based upon historical experience. There can be no assurance, however, that historical experience will prove to be relevant in the future or that actual cash received by MSAF Group in the future will not be significantly less than that assumed. Any significant variation may materially adversely affect the ability of MSAF Group to make payments of interest and principal on the Notes and the New Notes.

     If at any time the aggregate outstanding principal balance of the Notes and the New Notes is less than or equal to the Liquidity Reserve Amount, the balance of funds, if any, in the Collection Account will be distributed in accordance with the priority of payments.

     ILFC FACILITY

     Under the ILFC facility, ILFC will hold certain security deposits with respect to the aircraft currently owned by MSAF Group as custodian for the benefit of the MSAF Group. ILFC will hold all cash security deposits paid with respect to the aircraft in MSAF Group's portfolio except (i) amounts that ILFC determines in good faith to be no longer held on behalf of a lessee, whether upon expiry of or default under the applicable lease or otherwise (ii) any cash security deposits in an amount exceeding three months' rent with respect to a single aircraft and paid by a single lessee and (iii) certain security deposits that ILFC has transferred to MSAF Group. ILFC will retain any interest accruing on amounts of aircraft security deposits that it holds.

     In addition, under the ILFC facility, ILFC will make loans to MSAF Group which MSAF Group may use for the same purposes as those for which the Liquidity Reserve Amount may be applied as discussed above under "-- Liquidity Reserve Amount," including to pay interest and minimum principal payment amounts payable under the Indenture on the Notes and the New Notes. ILFC's obligation to make such amounts available shall be limited to the ILFC facility commitment, which was approximately $46.6 million on May 31, 2000. The ILFC facility commitment shall be equal to (i) at any time before an early termination of the Servicing Agreement for a reason other than a sale of all the aircraft in MSAF Group's current portfolio or the repayment or defeasance of MSAF Group's debt, the sum of (A) $20 million plus (B) total security deposits held by ILFC for the benefit of MSAF Group at such time minus (C) all drawings previously made by MSAF Group under the ILFC facility and required to be repaid to ILFC but not repaid at such time, and (ii) after either of those events, $20 million minus all ILFC facility drawn amounts required to be repaid to ILFC but not repaid at such time.

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

     ILFC's agreement to provide the ILFC facility will expire on the earliest of (i) May 1, 2025, (ii) a sale of all the aircraft, and (iii) the repayment or defeasance of all MSAF Group's debt.

     ILFC's short-term unsecured debt is currently rated P-1 by Moody's, A-1+ by Standard & Poor's and F1+ by Fitch, so it is an Eligible Provider. At any time and for so long as ILFC is not an Eligible Provider, ILFC's obligations under the ILFC facility will be supported by an Eligible Credit Facility satisfactory to MSAF Group provided by an Eligible Provider at ILFC's expense.

     MSDW FACILITY

     Under the MSDW facility, MSDW will make loans to MSAF Group which MSAF Group may use for the same purposes as those for which the Liquidity Reserve Amount may be applied as discussed above under "-- Liquidity Reserve Amount," including to pay interest and minimum principal payment amounts on the Notes and the New Notes. MSDW's obligation to make such amounts available shall be limited to the MSDW facility commitment. The MSDW facility commitment, at any time, shall be equal to the sum of

(i) $30 million minus (ii) all drawings previously made by MSAF Group under the MSDW facility and not repaid at such time.

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

     MSDW's agreement to provide the MSDW facility will expire on the earlier of
(i) a sale of all the aircraft and (ii) the repayment or defeasance of all MSAF Group's debt. MSDW has been designated by MSAF's controlling trustees as an Eligible Provider. MSDW's short-term unsecured debt is currently rated P-1 by Moody's, A-1+ by Standard & Poor's and F1+ by Fitch.

     OTHER FACILITIES

     There are currently no Primary Eligible Credit Facilities in place. MSAF Group may put in place other Eligible Credit Facilities from time to time, each of which shall be designated by MSAF's controlling trustees as a Primary Eligible Credit Facility or a Secondary Eligible Credit Facility. In addition, MSAF Group may from time to time put in place other credit or liquidity enhancement facilities which are not Eligible Credit Facilities. Amounts drawn under any such other facilities are repayable at the 11th level in the order of priorities, before the Second Collection Account Top-Up.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     MSAF Group's principal market risk exposure is to changes in interest rates. This exposure arises from its notes payable and the derivative instruments used to manage interest rate risk.

     The terms of each subclass of the Notes and the New Notes, including the outstanding principal amount and estimated fair value as of May 31, 2000 were as follows:

                         OUTSTANDING                                                                 ESTIMATED
                       PRINCIPAL AMOUNT        ANNUAL                                                FAIR VALUE
                          AT MAY 31,        INTEREST RATE       EXPECTED FINAL         FINAL         AT MAY 31,
SUBCLASS OF NOTE             2000         (PAYABLE MONTHLY)      PAYMENT DATE      MATURITY DATE        2000
----------------       ----------------   -----------------   ------------------   --------------    ----------
                           ($000'S)                                                                   ($000'S)
Subclass A-2.........      $223,428         LIBOR + 0.35%     September 15, 2005   March 15, 2023     $222,450
Subclass A-3.........       580,000         LIBOR + 0.52%         March 15, 2002   March 15, 2025      580,634
Subclass A-4.........       200,000         LIBOR + 0.54%         March 15, 2003   March 15, 2025      200,281
Subclass A-5.........       387,486         LIBOR + 0.58%          June 15, 2008   March 15, 2025      388,212
Subclass B-1.........        88,583         LIBOR + 0.65%         March 15, 2013   March 15, 2023       87,213
Subclass B-2.........        75,000         LIBOR + 1.05%         March 15, 2007   March 15, 2025       75,270
Subclass C-1.........        99,780                 6.90%         March 15, 2013   March 15, 2023       85,858
Subclass C-2.........        55,000                 9.60%       October 15, 2016   March 15, 2025       53,857
Subclass D-1.........       110,000                 8.70%         March 15, 2014   March 15, 2023       93,500

INTEREST RATE RISK MANAGEMENT

     MSAF Group's policy is not to be adversely exposed to material movements in interest rates. MSAF Group's leasing revenues are generated primarily from rental payments, which are currently entirely fixed but may be either fixed or floating with respect to future leases. In general, an interest rate exposure arises to the extent that MSAF Group's interest obligations in respect of its notes payable do not correlate with rental payments for different rental periods, including rental payments attributable to existing and future leases. Future leases are relevant because the duration of MSAF Group's obligations under its floating rate notes is significantly longer than the duration of lease income under its fixed rate leases. MSAF Group currently manages this exposure by entering into swaps. In the future MSAF Group may also use other derivative instruments. Currently, MSAF Group's aim is to manage the exposure created by its floating interest rate obligations given that future lease rates on new leases may not be repriced at levels which fully reflect changes in market interest rates in the previous lease period. Accordingly MSAF Group's current swap portfolio tries to minimize the risk created by its longer term floating interest rate obligations and measures that risk by reference to the duration of those obligations and the expected sensitivity of future lease rates to future market interest rates.

     The controlling trustees are responsible for reviewing and approving the overall interest rate management policies and transaction authority limits. MSAF Group's financial advisor, Morgan Stanley & Co. Incorporated, assists MSAF Group in developing and implementing its interest rate risk management policies.

CURRENT SWAP PORTFOLIO

     As of May 31, 2000, MSAF Group was a party to thirteen interest rate swaps with MSCS. In eleven of these swaps MSAF Group paid a fixed monthly coupon and received one month LIBOR and in two of these swaps MSAF Group paid one month LIBOR and received a fixed monthly coupon on the notional balances as set out below:

                                                                                        ESTIMATED
                                                                                        FAIR VALUE
NOTIONAL                                              FIXED MONTHLY    FIXED MONTHLY    AT MAY 31,
BALANCE      EFFECTIVE DATE        MATURITY DATE        PAY RATE       RECEIVE RATE        2000
--------    -----------------    -----------------    -------------    -------------    ----------
($000'S)                                                   (%)              (%)          ($000'S)
300,000..   November 12, 1997    November 15, 2000       6.1325               --         $  1,360
200,000..   November 12, 1997    November 15, 2002       6.2150               --            5,582
200,000..   November 12, 1997    November 15, 2004       6.2650               --            9,205
150,000..   November 12, 1997    November 15, 2007       6.3600               --            9,734
50,000..    November 12, 1997    November 15, 2009       6.4250               --            3,664
150,000..   February 19, 1998    November 15, 2007           --            5.860          (14,042)
50,000..    February 19, 1998    November 15, 2009           --            5.905           (5,434)
100,000..    January 24, 2000    November 22, 2006       7.3365               --              798
100,000..    January 24, 2000    November 22, 2009       7.4450               --              483
100,000..    January 24, 2000    November 22, 2011       7.4600               --              371
100,000..    January 24, 2000    November 22, 2014       7.3550               --            1,584
100,000..    January 24, 2000    November 22, 2019       7.3690               --            1,700
200,000..   February 25, 2000    February 25, 2002       7.1200               --            1,037

POLICY REVIEW

     MSAF Group regularly reviews its hedging requirements. In the future, MSAF Group expects to enter into further swaps or unwind part or all of the existing and any future swaps. In addition, if MSAF Group acquires additional aircraft, it may rebalance its swap portfolio.

COUNTERPARTIES

     MSAF Group will monitor counterparty risk on an ongoing basis. Counterparties will be subject to the prior approval of the controlling trustees. MSAF Group's counterparties are currently all affiliates of MSDW. Future counterparties may consist of the affiliates of major U.S. and European financial institutions (including special-purpose derivative vehicles) which have credit ratings, or which provide collateralization arrangements, consistent with maintaining the credit ratings of MSAF Group's notes payable.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     27.1 Financial Data Schedule.

(b) Reports on Form 8-K: During the three-month period to which this report relates, MSAF filed the following Reports on Form 8-K, on the dates indicated:

     (i)   March 13, 2000 (containing a monthly report to holders of the Notes);

     (ii) April 14, 2000 and May 11, 2000 (each containing a monthly report to holders of the Notes and the New Notes);

     (iii) March 16, 2000 (containing definitive information relating to the effect of the issuance of the New Notes on certain characteristics of the Notes); and

     (iv) May 30, 2000 (containing financial statements with respect to and pro forma financial information relating to its acquisition of 29 aircraft on March 15, 2000).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2000
                                          MORGAN STANLEY AIRCRAFT FINANCE

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

EXHIBIT
NUMBER
-------
 27.1     Financial Data Schedule

                                   APPENDIX I

                         MORGAN STANLEY AIRCRAFT FINANCE

         CASH ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 THREE MONTH PERIOD FROM MARCH 2000 TO MAY 2000

                                    CONTENTS


                                                                                         Page
                                                                                         ----

I     BACKGROUND AND GENERAL INFORMATION...............................................  30

II(a) COMPARISON OF ACTUAL CASH FLOWS VERSUS THE 1998 BASE CASE FOR MARCH 2000.........  32

II(b) COMPARISON OF ACTUAL CASH FLOWS VERSUS THE 2000 BASE CASE FOR
      APRIL / MAY 2000.................................................................  41

III   OTHER FINANCIAL DATA.............................................................  50

IV    RECENT DEVELOPMENTS..............................................................  51

      APPENDICES.......................................................................  57

I    BACKGROUND AND GENERAL INFORMATION

Morgan Stanley Aircraft Finance ("MSAF"), a Delaware business trust, is a special purpose vehicle which owns aircraft subject to operating leases. Under the terms of its Indenture, MSAF may acquire additional aircraft and sell aircraft from the fleet. Any acquisition of additional aircraft will be subject to certain confirmations with respect to the Notes from rating agencies and compliance with certain operating covenants of MSAF set out in the Indenture.

INITIAL PORTFOLIO

On March 3, 1998, MSAF issued $1,050 million of Notes in connection with its acquisition of 33 aircraft plus an engine with a total appraised value at September 30, 1997 of $1,115.5 million from International Lease Finance Corporation ("ILFC"). All but one of the 33 aircraft was acquired by MSAF.

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

COMBINED PORTFOLIO

As a result, the overall size of the combined aircraft fleet is now 61 aircraft plus an engine with a total appraised value of $2,000.9 million as of November 30, 1999. As of July 1, 2000, MSAF had 60 lease contracts in effect with 41 lessees based in 25 countries and two aircraft were off-lease as shown in Appendix A attached.

MANAGEMENT DISCUSSION AND ANALYSIS

The discussion and analysis that follows in Section II is based on the results of MSAF and its subsidiaries as a single entity (collectively the "MSAF GROUP") for the reporting periods from March 2000 to May 2000.

Section II (a) covers the one-month period, March 2000, prior to the New Issuance and the aircraft acquisition on March 15, 2000 and therefore relates to the Initial Portfolio of 32 aircraft and engine only. The March 2000 cash flows are compared against the 1998 Base Case.

For the purposes of this report, "MARCH 2000", referred to in Section II (a) shall comprise information from the monthly cash report dated March 15, 2000. The financial data in this reports includes cash receipts from February 10, 2000 (first day of the Collection Period for the March 2000 Report) up to March 9, 2000 (last day of the Collection Period for the March 2000 Report). It also includes payments made by MSAF Group between February 16, 1999 and up to March 15, 2000 (the Note Payment Date for the March 2000 Report).

Section II (b) covers the two month period, April / May 2000, after the New Issuance and the aircraft acquisition on March 15, 2000 and therefore relates to the Combined Portfolio of 61 aircraft plus an engine. The April / May 2000 cash flows are compared against the 2000 Base Case.

For the purposes of this report, "APRIL / MAY 2000", referred to in Section II
(b), shall comprise information from the monthly cash reports dated April 15, 2000 through to May 15, 2000. The financial data in these reports includes cash receipts from March 10, 2000 (first day of the Collection Period for the April / May 2000 Report) up to May 9, 2000 (last day of the Collection Period for the April / May 2000 Report). It also includes payments made by MSAF Group between March 16, 2000 and up to May 15, 2000 (the Note Payment Date for the April / May 2000 Report).

The discussion and analysis in Section III -- "Recent Developments" relates to the combined fleet of 61 aircraft plus an engine.

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

II(a)  COMPARISON OF ACTUAL CASH FLOWS VERSUS THE 1998 BASE CASE
       FOR MARCH 2000

The February 20, 1998 Offering Memorandum (the "OFFERING MEMORANDUM") and the November 4, 1998 Prospectus (the "PROSPECTUS") for the Notes contain assumptions in respect of MSAF Group's future cash flows and cash expenses (the "1998 BASE CASE"). For the purpose of this report, "NET CASH COLLECTIONS" is defined as Total Cash Collections less Total Cash Expenses, Accrued Expenses, Interest Payments, Swap Payments and Exceptional Items. A discussion of the Cash Collections, Cash Expenses, Accrued Expenses, Interest Payments, Swap Payments, Exceptional Items and Principal Payments is given below and should be read in conjunction with the analysis in Appendix B.

CASH COLLECTIONS

"Total Cash Collections" include Net Lease Rentals (Contracted Lease Rentals plus Movement in Current Arrears Balance less Net Stress-related Costs), Interest Earned, Drawings from Expense Account and Net Maintenance.

CASH COLLECTIONS                                   ACTUAL      BASE CASE    VARIANCE
                                                    $ M          $ M          $ M
                                                   ------      ---------    --------
Lease Rentals                                       12.2         12.2         --
      - Renegotiated Leases                         (0.1)          --        (0.1)
      - Rental Resets                               (0.4)          --        (0.4)
                                                    ----         ----        ----
CONTRACTED LEASE RENTALS                            11.7         12.2        (0.5)

Movement in Current Arrears Balance                  0.2           --         0.2
Net Stress Related Costs                            (1.1)        (0.5)       (0.6)
                                                    ----         ----        ----
NET LEASE RENTALS                                   10.8         11.7        (0.9)

Interest Earned                                      0.1          0.1         0.0
Drawings from Expense Account                        1.2           --         1.2
Net Maintenance                                     (0.2)          --        (0.2)
                                                    ----         ----        ----
TOTAL CASH COLLECTIONS                              11.9         11.8         0.1
                                                    ====         ====        ====

In March 2000, MSAF Group generated approximately $11.9 million in Total Cash Collections, $0.1 million more than assumed in the 1998 Base Case. This difference is due to a combination of the factors set out below (the numbers in square brackets refer to the line item number shown in Appendix B).

[2]  RENEGOTIATED  LEASES

     Renegotiated Leases refers to the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental. Typically, this can be a permanent reduction over the remaining lease term in exchange for other contractual concessions. In March 2000, the amount of revenue loss attributed to Renegotiated Leases of $0.1 million is due to a 14% reduction from the 1998 Base Case rental on a B767-300ER on lease to Air Pacific. The new rental was reset at the then prevailing market rate for B767-300ERs in exchange for a lease extension.

[3]  RENTAL RESETS

     Rental Resets is a measure of the loss in rental revenue when new lease rates are lower than those assumed in the 1998 Base Case. In March 2000, no new leases were written, however, lost revenue attributable to lease resets in previous quarters amounted to $0.4 million. The loss primarily relates to the decline in rentals received for two A310-300s. See Section IV -- "Recent Developments" for a discussion of current re-leasing events.

[4]  CONTRACTED LEASE RENTALS

     Contracted Lease Rentals represents the current contracted lease rental rollout which equates to the 1998 Base Case Lease Rentals less adjustments for Renegotiated Leases and Rental Resets. For March 2000, Contracted Lease Rentals were $11.7 million, $0.5 million less than assumed in the 1998 Base Case. The difference is due to losses from renegotiated leases and rental resets as discussed above.

[5]  MOVEMENT IN CURRENT ARREARS BALANCE

     Current Arrears are the total contracted lease rentals outstanding from current lessees at a given date and excludes any amounts classified as Bad Debts. The current arrears balance at the start of the March 2000 payment period was $3.4 million versus $3.2 million at the end of the March 2000 payment period, a decrease in arrears of $0.2 million.

                                  CURRENT     CURRENT      MOVEMENT
                                  ARREARS     ARREARS     IN CURRENT    SECURITY
     AIRCRAFT                     2/15/00     3/15/00       ARREARS     DEPOSITS
       TYPE         COUNTRY         $ M         $ M           $ M         HELD
     --------       -------       -------     -------     ---------     --------
     A320-200       Canada          0.2        0.5          (0.3)         0.3
     A310-300       Brazil          0.4        0.7          (0.3)          --
     B737-300       Brazil          1.6        0.5           1.1          0.7
     A321-100       Turkey          0.9        1.2          (0.3)         0.7
     A320-200       Ireland         0.3        0.3           0.0          0.5
                                    ---        ---           ---          ---
     TOTAL                          3.4        3.2           0.2          2.2
                                    ===        ===           ===          ===


     As at March 15, 2000, five lessees were in arrears, owing $3.2 million, against which MSAF Group held security deposits of $2.2 million. See
     Section IV -- "Recent Developments" for information on the current level of arrears as of July 1, 2000.


     NET STRESS-RELATED COSTS

     Net Stress-related Costs is a combination of all the factors which can cause actual lease rentals received to differ from the Contracted Lease Rentals. The 1998 Base Case assumed net stress-related costs equal to 4.5% of the 1998 Base Case Lease Rentals.

     NET STRESS RELATED COSTS             ACTUAL     BASE CASE     VARIANCE
                                           $ M         $ M           $ M
                                          ------     ---------     --------
     Bad Debts                               --
     Security Deposits Drawn Down            --
     Restructured Arrears                  (0.1)
     AOG                                   (1.2)
     Other Leasing Income                   0.3
     Repossession Costs                    (0.1)
                                           ----         ----         ----
     NET STRESS RELATED COSTS              (1.1)        (0.5)        (0.6)
                                           ====         ====         ====

     For the March 2000 Payment Period, net stress-related costs amounted to $1.1 million (9.0% of 1998 Base Case Lease Rentals) compared to $0.5 million assumed in the 1998 Base Case, a variance of $0.6 million that is due to the following six factors described in items [6] to [11] below.

[6]  BAD DEBTS AND [7] SECURITY DEPOSITS DRAWN DOWN

     Bad Debts are rental arrears owed by lessees who have defaulted and which are deemed irrecoverable. These arrears are partially offset by the draw down of security deposits held and amounts subsequently recovered from the defaulted lessee.

     In March 2000, no arrears were transferred to Bad Debts and no security deposits were drawn down. See Section IV -- "Recent Developments" for information on the current level of Bad Debts as of July 1, 2000.


[8]  RESTRUCTURED ARREARS

     Restructured Arrears refer to current arrears that have been capitalized and restructured into a note payable, which is repaid over an agreed period. Losses from restructured leases were $0.1 million in March 2000 and were due to a restructuring of arrears and lease payments of two lessees. See Section IV -- "Recent Developments" for information on the current level of Restructured Arrears as of July 1, 2000.

[9]  AIRCRAFT ON GROUND ("AOG")

     AOG is defined as the Base Case Lease Rental lost when an aircraft is off-lease and non-revenue earning.


     AOG Analysis for March  2000

            AIRCRAFT TYPE     OLD LESSEE     NEW LESSEE              LOST RENTAL
            -------------     ----------     ----------              -----------
                                                                         $ M
     1      B747-300          VARIG          Air Atlanta Icelandic       0.8
     2      A310-300          Oman Air       Region Air                  0.1
     3      A310-300          Oman Air       Region Air                  0.1
     4      B737-400          TAESA          LOI                         0.2
                                                                         ---
            TOTAL                                                        1.2
                                                                         ===

      The impact of AOG downtime amounted to $1.2 million during March 2000. This was in respect of four aircraft; one B747-300 previously on lease to VARIG which terminated early, two A310-300s previously on lease to Oman Air which terminated as scheduled and one B737-400 previously on lease to TAESA which terminated early. See Section IV -- "Recent Developments" below for information on the current level of AOG costs as of July 1, 2000.

[10]  OTHER LEASING INCOME

      Other leasing income consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In March 2000, other leasing income amounted to $0.3 million.

[11]  REPOSSESSION COSTS

      Repossession costs consist of legal and aircraft technical costs incurred as a result of repossessing an aircraft. In March 2000, repossession costs amounted to $0.1 million, which consists of consultancy fees incurred during the repossession of a B737-400 previously on lease to TAESA.

[13]  NET LEASE RENTALS

      Net Lease Rentals is Contracted Lease Rentals plus the movement in Current Arrears Balance less Net Stress-related Costs. In March 2000, net lease rentals amounted to $10.8 million, $0.9 million less than assumed in the 1998 Base Case. The variance was attributable to the combined effect of lower contracted lease rentals, the decrease in current arrears and an increase in net stress-related costs discussed above.

[14]  INTEREST EARNED

      Interest earned relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account in March 2000 consisted of the cash liquidity reserve amount of $25.0 million plus the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next three months ("Accrued Expenses"). The average interest rate for the period was 5.75%, the same as assumed in the 1998 Base Case. In March 2000, interest earned amounted to $0.1 million the same as assumed in the 1998 Base Case.

[15]  DRAWINGS FROM EXPENSE ACCOUNT

      The Expense Account contains cash set aside each month from current cash collections to pay for expenses which are expected to be payable over the next three months. The level of Accrued Expenses is set each month by the Administrative Agent. In March 2000, $1.2 million was drawn from the Expense Account to pay for current expenses. The 1998 Base Case makes no assumption as to the level of Accrued Expenses. Accrued Expenses are discussed separately as line item number [28] in the Net Cash Collections section below.

[16]  NET MAINTENANCE

      Net maintenance refers to maintenance receipts less any maintenance reimbursements paid to lessees. In March 2000, actual maintenance receipts amounted to $0.9 million and maintenance expenditure amounted to $1.1 million, generating negative net maintenance of $0.2 million.

      Maintenance expenditure included costs incurred in the overhaul of the airframe for two A310-300s. The 1998 Base Case makes no assumptions for net maintenance as it assumes that, over time, maintenance receipts will equal maintenance expenditure. However, it is unlikely that in any particular Note Payment Period, maintenance receipts will exactly equal maintenance expenditure.

CASH EXPENSES

"Total Cash Expenses" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In March 2000, total cash expenses were $0.6 million, $0.6 million lower than the 1998 Base Case, which assumed total cash expenses of $1.2 million.

TOTAL CASH EXPENSES                       ACTUAL        BASE CASE       VARIANCE
                                           $ M             $ M            $ M
                                          ------        ---------       --------
Aircraft Operating Expenses                (0.1)          (0.4)            0.3
SG&A Expenses                              (0.5)          (0.8)            0.3
                                           ----           ----             ---
TOTAL CASH EXPENSES                        (0.6)          (1.2)            0.6
                                           ====           ====             ===

The difference is due to a combination of lower Aircraft Operating Expenses and SG&A Expenses as discussed below.

AIRCRAFT OPERATING EXPENSES include all operational costs related to the leasing of an aircraft including costs of insurance, re-leasing and other overhead costs. In March 2000, Aircraft Operating Expenses were $0.1 million compared to $0.4 million per the 1998 Base Case, which assumes these costs to be 3.5% of the 1998 Base Case Lease Rentals.

[18]   INSURANCE

       No insurance costs were incurred in March 2000.

[19]   RE-LEASING AND OTHER OVERHEAD COSTS

       Re-leasing and other overhead costs consist of miscellaneous re-delivery and leasing costs associated with re-leasing events. In March 2000 these costs were $0.1 million.

SG&A EXPENSES relate to fees paid to the Aircraft Servicer and to other service providers. In March 2000, SG&A Expenses were $0.5 million or $0.3 million lower than assumed in the 1998 Base Case. The variance is described in items numbered [21] and [23] below.

[21]   AIRCRAFT SERVICER FEES

       The Aircraft Servicer Fees are defined as amounts paid to the Aircraft Servicer, ILFC, in accordance with the terms of the Servicing Agreement. In March 2000, the total Aircraft Servicer fee paid was $0.3 million, $0.2 million lower than assumed in the 1998 Base Case, reflecting lower actual rentals achieved relative to 1998 Base Case Lease Rentals.

        Aircraft Servicer Fees consist of:

                                             $ M
                                             ---
        Base Fee                             0.1
        Rent Collected Fee                   0.1
        Rent Contracted Fee                  0.1
        Incentive Fee 1999/2000*             0.0
                                             ---
        TOTAL SERVICER FEE                   0.3

        *For financial year ended November 30, 2000

        The Base Fee is a fixed amount per month per aircraft and changes only as aircraft are acquired or sold. The Rent Contracted Fee is equal to 1% of all rentals contracted. The Rent Collected Fee is equal to 1% of all rentals received. The Incentive fee is 10% of all cash flow received above a targeted annual amount set at the beginning of each financial year. No incentive fee was payable to ILFC in March 2000 for the financial year ended November 2000.

[23]    OTHER SERVICER FEES

        Other Servicer Fees relate to fees and expenses paid to other service providers including the Administrative Agent, Financial Advisor, legal advisors, accountants and Independent Trustees. In March 2000, Other Servicer Fees amounted to $0.2 million as compared to an assumed expense of $0.3 million in the 1998 Base Case, a positive variance of $0.1 million. The variance is due primarily to lower than expected Administrative Agent fees and other overhead costs. The Administrative Agent fee is equal to 1.5% of rentals collected and declined in line with the reduced rentals actually received.

NET CASH COLLECTIONS

"NET CASH COLLECTIONS" equals Total Cash Collections less Total Cash Expenses, Accrued Expenses, Interest Payments, Swap Payments and Exceptional Items.

NET CASH COLLECTIONS                   ACTUAL         BASE CASE         VARIANCE
                                        $ M              $ M               $ M
                                       ------         ---------         --------
Total Cash Collections                  11.9             11.8              0.1
Total Cash Expenses                     (0.6)            (1.2)             0.6
Accrued Expenses                        (0.8)              --             (0.8)
Interest Payments                       (4.9)            (4.9)              --
Swap Payments                           (0.4)            (0.5)             0.1
Exceptional Items                         --               --               --
                                        ----             ----            -----
NET CASH COLLECTIONS                     5.2              5.2              0.0
                                        ====             ====            =====


[26]  TOTAL CASH COLLECTIONS

      As discussed above in line items [1] to [17] above in Cash Collections, MSAF Group generated approximately $11.9 million in Total Cash Collections, $0.1 million more than assumed in the 1998 Base Case.

[27]  TOTAL CASH EXPENSES

      As discussed above in line items [18] to [25] above in Cash Expenses, MSAF Group incurred approximately $0.6 million in Total Cash Expenses, $0.6 million less than assumed in the 1998 Base Case.

[28]  ACCRUED EXPENSES

      Accrued Expenses represent the level of cash set aside in the Expense Account each month to pay for expenses which are expected to be payable over the next 3 months. In March 2000, $0.8 million was added to the Closing Expense Account balance of $4.9 million (a total of to $5.7 million) to fund future expenses, primarily maintenance.

[29]  INTEREST PAYMENTS AND [30] SWAP PAYMENTS

      In March 2000, interest payments to Noteholders amounted to $4.9 million, which was in line with the 1998 Base Case. While the total debt balance outstanding during the quarter was lower than expected in the 1998 Base Case, the interest payments were increased due to a higher than assumed LIBOR rate. The LIBOR rate for March 2000 was 5.89% versus an assumed LIBOR rate of 5.75%. The higher interest costs were offset by a reduction in the amount of swap payments. MSAF paid $0.4 million in swap costs, $0.1 million less than assumed in the 1998 Base Case.

[31]  EXCEPTIONAL ITEMS

      Exceptional items refer to cash flows that occur infrequently and are outside the normal business activities of MSAF. There were no exceptional cash flows in March 2000.

[33]  PRINCIPAL PAYMENTS

      In the First Quarter 2000, total principal payments to Noteholders amounted to $5.2 million, the same as assumed in the 1998 Base Case.

II(b) COMPARISON OF ACTUAL CASH FLOWS VERSUS THE 2000 BASE CASE FOR APRIL / MAY 2000

The March 8, 2000 Offering Memorandum for the New Notes contain assumptions in respect of MSAF Group's future cash flows and cash expenses (the "2000 BASE CASE"). For the purpose of this report, "NET CASH COLLECTIONS" is defined as Total Cash Collections less Total Cash Expenses, Accrued Expenses, Interest Payments, Swap Payments and Exceptional Items. A discussion of the Cash Collections, Cash Expenses, Accrued Expenses, Interest Payments, Swap Payments, Exceptional Items and Principal Payments is given below and should be read in conjunction with the analysis in Appendix C.

CASH COLLECTIONS

"Total Cash Collections" include Net Lease Rentals (Contracted Lease Rentals plus Movement in Current Arrears Balance less Net Stress-related Costs), Interest Earned, Drawings from Expense Account and Net Maintenance.

TOTAL CASH COLLECTIONS                       ACTUAL      BASE CASE      VARIANCE
                                              $ M           $ M           $ M
                                             ------      ---------      --------
Lease Rentals                                  44.5          44.5            --
      - Renegotiated Leases                      --            --            --
      - Rental Resets                            --            --            --
                                              -----          ----          ----
CONTRACTED LEASE RENTALS                       44.5          44.5            --

Movement in Current Arrears Balance            (0.9)           --          (0.9)
Net Stress Related Costs                       (2.0)         (2.0)           --
                                              -----          ----          ----
NET LEASE RENTALS                              41.6          42.5          (0.9)

Interest Earned                                 0.6           0.4           0.2
Drawings from Expense Account                   5.1            --           5.1
Net Maintenance                                (3.1)           --          (3.1)
                                              -----          ----          ----
TOTAL CASH COLLECTIONS                         44.2          42.9           1.3
                                              =====          ====          ====

In April / May 2000, MSAF Group generated approximately $44.2 million in Total Cash Collections, $1.3 million more than assumed in the 2000 Base Case. This difference is due to a combination of the factors set out below (the numbers in brackets refer to the line item number shown in Appendix C).

[2]   RENEGOTIATED LEASES

      Renegotiated Leases refers to the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental. Typically, this can be a permanent reduction over the remaining lease term in exchange for other contractual concessions. In April / May 2000, one lease was renegotiated resulting in a small decrease in the present value of the rental cash flows over the lease term. The new rental was agreed in exchange for an extension of the lease term.

[3]   RENTAL RESETS

      Rental Resets is a measure of the loss in rental revenue when new lease rates are lower than those assumed in the 2000 Base Case. In April / May 2000, no new leases were written. See Section IV -- "Recent Developments" for a discussion of current re-leasing events as at July 1, 2000.

[4]   CONTRACTED LEASE RENTALS

      Contracted Lease Rentals represents the current contracted lease rental rollout which equates to the 2000 Base Case Lease Rentals less adjustments for Renegotiated Leases and Rental Resets. For April / May 2000, Contracted Lease Rentals were $44.5 million, in line with rentals assumed in the 2000 Base Case.

[5]   MOVEMENT IN CURRENT ARREARS BALANCE

      Current Arrears is the total contracted lease rentals outstanding from current lessees at a given date and excludes any amounts classified as Bad Debts. The current arrears balance at the New Issuance date (March 15, 2000) was assumed to be nil versus $1.5 million at the end of April / May 2000, a difference in arrears of $0.9 million.

      AIRCRAFT       COUNTRY         CURRENT ARREARS   CURRENT ARREARS     MOVEMENT IN         SECURITY
      TYPE                               3/15/00           5/15/00       CURRENT ARREARS    DEPOSITS HELD
      --------       -------         ---------------   ---------------   ---------------    -------------
                                            $ M              $ M               $ M               $ M
      A310-300         Brazil                0.0               0.7               0.7               0.0
      B737-300         USA                   0.0               0.2               0.2               0.2
                                             ---               ---               ---               ---
      TOTAL                                  0.0               0.9               0.9               0.2
                                             ===               ===               ===               ===

      As at May 15, 2000, two lessees were in arrears, owing $0.9 million, against which MSAF Group held security deposits of $0.2 million. One of the two lessees, B.R.A., based in Brazil, defaulted in April / May 2000 and the aircraft was repossessed. Rental arrears, associated with the lessee, at the time of the repossession totaled $1.3 million are now deemed irrecoverable and will be re-classified from Current Arrears to Bad Debts. See the discussion on Bad Debts below.

      ACTUAL CURRENT ARREARS AND BASE CASE ARREARS

      The Movement in Current Arrears Balance measures the difference in arrears balances between the start of the new Base Case, March 15, 2000, and May 15, 2000. For the purposes of the Base Case only, any arrears owed by lessees as at March 15, 2000 were assumed to be zero. Actual current arrears were $3.2 million as at March 15, 2000 and these pertain to the Initial Portfolio only. Actual Current Arrears as at May 15, 2000 were $3.6 million and relate to the Combined Portfolio. See Section IV -- "Recent Developments" for information on the current level of arrears as of July 1, 2000 which covers total arrears owed by lessees.

      NET STRESS-RELATED COSTS

      Net Stress-related Costs is a combination of all the factors which can cause actual lease rentals received to differ from the Contracted Lease Rentals. The 2000 Base Case assumed net stress-related costs equal to 4.5% of the 2000 Base Case Lease Rentals.

\

     NET STRESS RELATED COSTS                ACTUAL      BASE CASE      VARIANCE
                                             ------      ---------      --------
                                               $ M          $ M            $ M
     Bad Debts                                  --
     Security Deposits Drawn Down               --
     Restructured Arrears                       --
     AOG                                      (0.7)
     Other Leasing Income                     (1.2)
     Repossession Costs                       (0.1)
                                              ----        ----             ---
     NET STRESS RELATED COSTS                 (2.0)       (2.0)            0.0
                                              ====        ====             ===

      For April / May 2000, net stress-related costs amounted to $2.0 million (4.5% of 2000 Base Case Lease Rentals), in line with the 2000 Base Case assumptions. A detailed analysis of net stress-related costs is provided in item [6] to [11] below.

[6]   BAD DEBTS AND [7] SECURITY DEPOSITS DRAWN DOWN

      Bad Debts are rental arrears owed by lessees who have defaulted and which are deemed irrecoverable. These arrears are partially offset by the draw down of security deposits held and amounts subsequently recovered from the defaulted lessee.

      In April / May 2000, no amounts were written off and no security deposits were drawn down. See Section IV -- "Recent Developments" for information on the current level of Bad Debts as of July 1, 2000.


[8]   RESTRUCTURED ARREARS

      Restructured arrears refer to current arrears that have been capitalized and restructured into a note payable, which is repaid over an agreed period. There were no losses from restructured arrears in April / May 2000. See Section IV -- "Recent Developments" for information on the current level of Restructured Arrears as of July 1, 2000.

[9]   AIRCRAFT ON GROUND ("AOG")

      AOG is defined as the Base Case Lease Rental lost when an aircraft is off-lease and non-revenue earning.

      AOG Analysis for April / May 2000

                  AIRCRAFT TYPE      OLD LESSEE      NEW LESSEE      LOST RENTAL
                  -------------      ----------      ----------      -----------
                                                                         $ M
         1        A310-300           Oman Air        Region Air          0.2
         2        B737-400           TAESA           LOI                 0.5
                                                                        ----
                  TOTAL                                                  0.7
                                                                        ====

      The impact of AOG downtime amounted to $0.7 million during April / May 2000. This was in respect of two aircraft; one A310-300 previously on lease to Oman Air and terminated as scheduled and one B737-400 previously on lease to TAESA and terminated early. See Section IV -- "Recent Developments" below for information on the current level of AOG costs as of July 1, 2000.

[10]  OTHER LEASING INCOME

      Other leasing income consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In April / May 2000, other leasing income amounted to a negative $1.2 million which relates to rentals which the Base Case assumed would be received in this period but are due in the following month.

[11]  REPOSSESSION COSTS

      Repossession costs consist of legal and aircraft technical costs incurred as a result of repossessing an aircraft. In April / May 2000, repossession costs amounted to $0.1 million, which primarily related to consultancy fees incurred during the repossession of the B747-300 previously on lease to VARIG.

[13]  NET LEASE RENTALS

      Net Lease Rentals is Contracted Lease Rentals plus the Movement in Current Arrears Balance less Net Stress-related Costs. In April / May 2000, net lease rentals amounted to $41.6 million, $0.9 million less than assumed in the 2000 Base Case. The variance was primarily attributable to the increase in current arrears discussed above.

[14]  INTEREST EARNED

      Interest earned relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account in April / May 2000 consisted of the cash liquidity reserve amount of $30.0 million plus the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next three months. The average interest rate for the two-month period was 5.93%, slightly less than the 5.97% assumed in the 2000 Base Case. In April / May 2000, interest earned amounted to $0.6 million, $0.2 million more than assumed in the 2000 Base Case. The difference is due primarily to interest earned on the Aircraft Purchase Account prior to the acquisition of the Lithuanian B737-300 on May 1, 2000.

[15]  DRAWINGS FROM EXPENSE ACCOUNT

      The Expense Account contains cash set aside each month from current cash collections to pay for expenses which are expected to be payable over the next three months. The level of Accrued Expenses is set each month by the Administrative Agent. In April / May 2000, $5.1 million was drawn from the Expense account to pay current expenses. The 2000 Base Case makes no assumption as to the level of Accrued Expenses. Accrued Expenses are discussed separately as line item number [28] in the Net Cash Collections section below.


[16]  NET MAINTENANCE

      Net maintenance refers to maintenance receipts less any maintenance reimbursements paid to lessees. In April / May 2000, actual maintenance receipts amounted to $4.0 million and maintenance expenditure amounted to $7.1 million, generating negative net maintenance of $3.1 million.

      Maintenance expenditure included costs incurred in the overhaul of two engines on a B747-300 repossessed from Varig ($2.0 million), the overhaul of two A310-300 airframes previously on lease to Oman air ($2.8 million) and the reimbursement from reserves for the overhaul of two engines ($2.0 million). The 2000 Base Case makes no assumptions for net maintenance as it assumes that, over time, maintenance receipts will equal maintenance expenditure. However, it is unlikely that in any particular Note Payment Period, maintenance receipts will exactly equal maintenance expenditure.

CASH EXPENSES

"Total Cash Expenses" include Aircraft Operating Expenses and SG&A Expenses. In April / May 2000, total cash expenses were $2.6 million, $0.4 million higher than the 2000 Base Case, which assumed total cash expenses of $2.2 million.

TOTAL CASH EXPENSES                    ACTUAL         BASE CASE         VARIANCE
                                       ------         ---------         --------
                                         $ M             $ M               $ M
Aircraft Operating Expenses             (0.3)           (0.3)               --
SG&A Expenses                           (2.3)           (1.9)              0.4
                                        ----            ----               ---
TOTAL CASH EXPENSES                     (2.6)           (2.2)              0.4
                                        ====            ====               ===

The difference is due to higher SG&A Expenses as discussed below.

AIRCRAFT OPERATING EXPENSES include all operational costs related to the leasing of an aircraft including costs of insurance, re-leasing and other overhead costs. In April / May 2000, Aircraft Operating Expenses amounted to $0.3 million, the same as assumed in the 2000 Base Case, which assumes these costs to be 0.8% of the 2000 Base Case Lease Rentals.

[18]   INSURANCE

       Insurance costs of $0.2 million were incurred in April / May 2000 and relate to the payment of the quarterly premium in respect of the aircraft contingent insurance programme.

[19]   RE-LEASING AND OTHER OVERHEAD COSTS

       Re-leasing and other overhead costs consist of miscellaneous re-delivery and leasing costs associated with re-leasing events. In April / May 2000 these costs amounted to $0.1 million.


SG&A EXPENSES relate to fees paid to the Aircraft Servicer and to other service providers. In April / May 2000, SG&A Expenses were $2.3 million or $0.4 million higher than assumed in the 2000 Base Case. The variance is described in items numbered [21] and [23] below.

[21]   AIRCRAFT SERVICER FEES

       The Aircraft Servicer Fees are defined as amounts paid to the Aircraft Servicer, ILFC, in accordance with the terms of the Servicing Agreement. In April / May 2000, the total Aircraft Servicer fee paid was $1.5 million, in line with 2000 Base Case assumptions.

        Aircraft Servicer Fees consist of:

                                                       $ M
                                                       ---
                  Base Fee                             0.5
                  Rent Collected Fee                   0.5
                  Rent Contracted Fee                  0.5
                  Incentive Fee 1999/2000*             0.0
                                                       ---
                  TOTAL SERVICER FEE                   1.5

        *For financial year ended November 30, 2000

        The Base Fee is a fixed amount per month per aircraft and changes only as aircraft are acquired or sold. The Rent Contracted Fee is equal to 1% of all rentals contracted. The Rent Collected Fee is equal to approximately 1.25% of all rentals received. The Incentive fee applies to the Initial Portfolio only and is set at 10% of all cash flow received above a targeted annual amount set at the beginning of each financial year. No incentive fee was payable to ILFC in April / May 2000 for the financial year ended November 2000.

[23]    OTHER SERVICER FEES

        Other Servicer Fees relate to fees and expenses paid to other service providers including the Administrative Agent, Financial Advisor, legal advisors, accountants and Independent Trustees. In April / May 2000, Other Servicer Fees amounted to $0.8 million as compared to an assumed expense of $0.4 million in the 2000 Base Case, a positive variance of $0.4 million. The variance is due primarily to the payment of the annual premium for the Directors and Officers insurance coverage ($0.2 million).

NET CASH COLLECTIONS

"NET CASH COLLECTIONS" equals Total Cash Collections less Total Cash Expenses, Accrued Expenses, Interest Payments, Swap Payments and Exceptional Items.

NET CASH COLLECTIONS                  ACTUAL          BASE CASE         VARIANCE
                                       $ M              $ M               $ M
                                      ------          ---------         --------
Total Cash Collections                  44.2             42.9              1.3
Total Cash Expenses                     (2.6)            (2.2)            (0.4)
Accrued Expenses                        (3.9)              --             (3.9)
Interest Payments                      (21.1)           (20.9)            (0.2)
Swap Payments                           (1.6)            (1.8)             0.2
Exceptional Items                         --               --               --
                                        ----             ----             ----
NET CASH COLLECTIONS                    15.0             18.0             (3.0)
                                        ====             ====             ====


[26]    TOTAL CASH COLLECTIONS

        As discussed above in line items [1] to [17] above in Cash Collections, MSAF Group generated approximately $44.2 million in Total Cash Collections, $1.3 million more than assumed in the 2000 Base Case.

[27]    TOTAL CASH EXPENSES

        As discussed above in line items [18] to [25] above in Cash Expenses, MSAF Group incurred approximately $2.6 million in Total Cash Expenses, $0.4 million more than assumed in the 2000 Base Case.

[28]    ACCRUED EXPENSES

        Accrued Expenses represent the level of cash set aside in the Expense Account each month to pay for expenses which are expected to be payable over the next 3 months. In April / May 2000, $2.9 million was added to the Closing Expense Account balance of $1.6 million (a total of to $4.5 million) to fund future expenses, primarily maintenance.

[29]    INTEREST PAYMENTS AND [30] SWAP PAYMENTS

        In April / May 2000, interest payments to Noteholders amounted to $21.1 million. This is $0.2 million higher than the 2000 Base Case, which assumed interest costs for April / May 2000 to be $20.9 million. The higher interest cost was due to a higher than assumed debt balance outstanding during the two month period and a higher than assumed average LIBOR rate. The average LIBOR rate for April / May 2000 was 6.07% versus an assumed LIBOR rate of 5.97%. The higher interest costs were offset by a reduction in the amount of swap payments. MSAF paid $1.6 million in swap costs, $0.2 million less than assumed in the 2000 Base Case.

[31]    EXCEPTIONAL ITEMS

        Exceptional items refer to cash flows that occur infrequently and are outside the normal business activities of MSAF. There were no exceptional cash flows in April / May 2000.

 [33] PRINCIPAL PAYMENTS

      In April / May 2000, total principal payments to Noteholders amounted to $15.0 million, $3.0 million less than assumed in the 2000 Base Case, reflecting the lower Net Cash Collections available during this period, mainly as a result of the higher than expected maintenance costs.

III      OTHER FINANCIAL DATA

         An analysis of MSAF's Performance to Date as of May 15, 2000 versus the 2000 Base Case and details of interest and debt coverage ratios and Loan-to-Value ratios (LTV's) as of May 15, 2000 are shown in Appendix D.

         CASH

         Cash held at May 15, 2000 was $44.7 million. This includes $30.0 million that represents the cash portion of the Liquidity Reserve Amount at that time. This is a source of liquidity for, among other things, maintenance obligations, security deposit return obligations, and cash operating expenses and contingent liabilities. The balance consists of $10.2 million in lessee security deposits and $4.5 million in accrued expenses held in the Expense Account in respect of future maintenance obligations and other costs.

         In addition to the $44.7 million cash balance held at May 15, 2000, the Liquidity Reserve Amount also contained credit and liquidity facilities provided by MSDW and ILFC aggregating to $78.9 million. Neither of these facilities was drawn upon in April / May 2000.

         AIRCRAFT VALUES

         Under the terms of the Notes, MSAF Group is required to obtain new appraisals of the Base Value of each aircraft from a minimum of three independent appraisers each year. The annual appraisal must be delivered to the Trustee no later than October 31 of each year. The next appraisal is due to deliver to the Trustee no later than October 31, 2000. The current appraisals as of November 30, 1999 are shown in Appendix A.

         A-D NOTE BALANCE

         As of May 15, 2000, the aggregate amount of Class A-D Notes outstanding was $1,819.3 million, approximately $3.0 million higher than assumed in the 2000 Base Case due to lower than assumed principal repayments with respect to the Class A-2 and A-5 Notes.

IV       RECENT DEVELOPMENTS

         Information is as of July 1, 2000.

         SECURITISATION OF 29 AIRCRAFT

         On March 15, 2000, MSAF Group issued additional subclasses of Notes, amounting to $1,310 million, in association with the refinancing of the subclass A-1 Note of $400 million and the acquisition, from a subsidiary of MSDW, of a portfolio of 29 commercial aircraft with an appraised value of $1,047.8 million as of November 30, 1999. All but one of the 29 aircraft was delivered on March 15, 2000. The remaining aircraft, a B737-300 on lease to Lithuanian Airlines, was delivered on May 1, 2000. The following discussion refers to the portfolio of 62 aircraft assets, which was owned by MSAF Group as of July 1, 2000.

         RE-MARKETING TASK FOR PORTFOLIO OF 62 AIRCRAFT ASSETS

         As of July 1, 2000, two aircraft from a portfolio of 62 aircraft assets were off-lease. Both aircraft are currently the subject of non-binding letters of intent.

         SUMMARY

                                                                                         No. of Aircraft
                                                                                         ---------------
         No. of Aircraft Assets subject to Lease Agreements                                     60
         No. of Aircraft Assets off-lease                                                        2
                                                                                               ---
         Total No. of Aircraft Assets                                                           62
                                                                                               ---

         No. of Aircraft Assets scheduled to expire before Dec 31, 2000                          2
         No. of Aircraft Assets scheduled to expire in the year to Dec 31, 2001                 11
                                                                                               ---
         Equals  Total Near-term re-marketing task                                              13
                                                                                               ---
         Of which LOI signed                                                                     2
                                                                                               ---


       RE-MARKETING TASK: BY NUMBER OF AIRCRAFT

 YEAR ENDING        2000       2001        2002        2003        2004       > 2005      TOTAL
 -----------        ----       ----        ----        ----        ----       ------      -----
 A300                                                                1            1           2
 A310                                                     2                       1           3
 A320                            1           1            3                       1           6
 A321                                        1            1                                   2
 A330                            1                                                            1
 A340                                                     1                                   1
 B737                 2          6           1            4          4            3*         20
 B747                                        1            1                                   2
 B757                            2           1                                    5           8
 B767                                        2            1*         1            2           6
 F50                                                      2                                   2
 F70                                                      1          2                        3
 MD82                                                                1                        1
 MD83                             1                       1                       2           4
 Engine                                      1                                                1
                    ---         ---        ---          ---        ---          ---         ---
 TOTAL                2          11          8           17          9           15          62
                    ===         ===        ===          ===        ===          ===         ===

     *Includes one aircraft currently subject to a non-binding letter of intent.

     RE-MARKETING TASK: BY APPRAISED VALUE*

     YEAR ENDING     2000    2001     2002     2003     2004    > 2005    TOTAL
     -----------    -----   ------   ------   ------   ------   ------    ------
     A300                                               2.55%    2.31%     4.86%
     A310                                      2.25%             1.38%     3.63%
     A320                    1.52%    1.61%    4.59%             1.49%     9.21%
     A321                             1.95%    1.98%                       3.93%
     A330                    4.00%                                         4.00%
     A340                                      4.58%                       4.58%
     B737           2.37%    6.59%    1.26%    5.13%    4.83%    2.85%    23.03%
     B747                             4.87%    2.45%                       7.32%
     B757                    3.93%    1.48%                      9.67%    15.08%
     B767                             5.50%    1.47%    3.01%    6.52%    16.50%
     F50                                       0.62%                       0.62%
     F70                                       0.68%    1.45%              2.13%
     MD82                                               0.89%              0.89%
     MD83                    0.95%             0.99%             2.00%     3.94%
     Engine                           0.28%                                0.28%
                    -----   ------   ------   ------   ------   ------    ------
     TOTAL          2.37%   16.99%   16.95%   24.74%   12.73%   26.22%      100%
                    =====   ======   ======   ======   ======   ======    ======

     *Appraised Value as at November 30,1999

      As of July 1, 2000 47 leases, representing 73.78% of the appraised value at November 30, 1999 are scheduled to expire before December 31, 2004. As of July 1, 2000 the average remaining term to lease expiry date, weighted by appraised value at November 30, 1999 was 41 months.

      RE-MARKETING TASK FOR AIRCRAFT EXPIRING PRIOR TO DECEMBER 2000
      Two leases, representing 2.37% of the appraised value at November 30, 1999 are scheduled to expire before December 31, 2000. One of the two aircraft, a B737-300, is likely to stay with its current operator and the Servicer is currently negotiating extended lease terms. The second aircraft, a B737-400, is not yet subject to a non-binding letter of intent, however the Servicer is in discussions with a potential operator.

      AIRCRAFT ON GROUND (AOG)

      As of July 1, 2000, there are two aircraft on the ground. The two aircraft are subject to non-binding letters of intent.

      AOG ANALYSIS JULY 1, 2000
      AIRCRAFT TYPE      OLD LESSEE     STATUS                EXPECTED
                                                              RE-LEASE DATE
      -------------      ----------     ------                -------------
      A310-300           B.R.A.         Subject to LOI        September 2000
      B737-300           VASP           Subject to LOI        August 2000

      One A310-300 aircraft was repossessed from B.R.A. in May 2000 and is currently subject to a non-binding letter of intent.

      One B737-300 aircraft was repossessed from VASP in May 2000 and is currently subject to a non-binding letter of intent.

      One B737-400 aircraft which was previously AOG, was released to a new lessee on June 20, 2000 on a short-term four-month lease.

         LESSEE DIFFICULTIES

         CURRENT AND RESTRUCTURED ARREARS

         As of July 1, 2000, five lessees were in arrears. The nine aircraft on lease to these lessees represented 13.9% of the portfolio by appraised value at November 30, 1999. The total amount of rental payments and maintenance reserves that was in arrears with respect to these five lessees was $3.1 million. MSAF Group holds security deposits of $4.9 million against these arrears. The current arrears amount represents 1.4% of annual lease rental payments. The weighted average number of days past due of such arrears was 39 days.

         In addition to the current arrears mentioned above, one lessee owes an additional $0.7 million of arrears which were restructured in January 2000 for payment in July and August 2000.

         REGIONAL ANALYSIS OF CURRENT ARREARS

         The categorization of countries into the geographical regions of Developed Markets, Emerging Markets and Other is determined using Morgan Stanley Capital International, Inc. ("MSCI") designations. A regional analysis of current arrears as of July 1, 2000 is shown below.

                                                  %
                                              Appraised    No. of    No. of    No. of   Current   Security
                         Region                 Value    Countries  Aircraft  Lessees   Arrears   Deposit
                         ------               ---------  ---------  --------  -------   -------   --------
                                                                                          $ M       $ M
         Developed       Europe                  3.1%        1         2         1         0.7       1.0
                         North America           5.3%        1         4         1         1.1       2.0
                         Pacific                  --         0         0         0           0         0
         Emerging        Europe and Middle       2.0%        1         1         1         0.7       0.6
                           East
                         Asia                     --         0         0         0         0.0       0.0
                         Latin America            --         0         0         0           0         0
         Other           Other                   3.5%        2         2         2         0.6       1.3
                                                -----      ---       ---       ---         ---       ---
                         TOTAL ARREARS          13.9%        5         9         5         3.1       4.9
                                                =====      ===       ===       ===         ===       ===

         EUROPE (DEVELOPED)

         MSAF Group currently leases 27.5% of the portfolio by appraised value at November 30, 1999 in the Europe (Developed) region. One of the five lessees in arrears is based in this region. In January 2000, Transaer, a lessee based in Ireland, restructured rental and maintenance arrears into a note payable of $1.4 million. $0.7 million of these restructured payments were due but unpaid in June 2000 and are categorized as current arrears.

         Transaer has informed MSAF Group that it will not be able to meet its payment obligations due in July ($0.5 million) and August 2000 ($0.2 million) under the restructuring agreement. Transaer is meeting its current obligations under the leases. MSAF Group holds security deposits of $1.0 million against the deferred arrears. These aircraft, both A320-200s, represented 3.1% of the portfolio by appraised value at November 30, 1999.

         NORTH AMERICA (DEVELOPED)

         MSAF Group currently leases 15.4% of the portfolio by appraised value at November 30, 1999 in the North America (Developed) region. One of the five lessees currently in arrears is based in the North America. As of July 1, 2000, the lessee owed rental arrears of $1.1 million against which MSAF Group holds security deposits of $2.0 million. This lessee habitually makes its rental payments approximately one week later than its contracted due date and therefore this is not deemed to be a receivables issue. The lessee leases one B757-200, one MD-82 and two MD83s, representing a total of 5.3% of the portfolio by appraised value at November 30, 1999.

         PACIFIC (DEVELOPED)

         MSAF Group currently leases 10.0% of the portfolio by appraised value at November 30, 1999 in the Pacific (Developed) region. As of July 1, 2000, none of these lessees were in arrears.

         EUROPE AND MIDDLE EAST (EMERGING)

         MSAF Group currently leases 7.7% of the portfolio by appraised value at November 30, 1999 in the Europe and Middle East (Emerging) region. One of the five lessees in arrears is based in this region. As of July 1, 2000, Air Alfa owed rental and maintenance arrears of $0.7 million, against which MSAF Group holds a security deposit of $0.6 million. In April 2000 the Servicer instituted legal steps in Turkey to draw down the guarantee and repossess the aircraft from Air Alfa. Since then the airline has made certain payments towards reducing its arrears balance. This aircraft, an A321-100, represented 2.0% of the portfolio by appraised value at November 30, 1999.

         ASIA (EMERGING)

         MSAF Group currently leases 16.5% of the portfolio by appraised value at November 30, 1999 in the Asia (Emerging) region. As of July 1, 2000, none of the lessees in this region were in arrears.

         LATIN AMERICA (EMERGING)

         MSAF Group currently leases 5.0% of the portfolio in Latin America (all in Mexico) by appraised value at November 30, 1999. None of the lessees currently in arrears are based in Latin America. However the two aircraft repossessed during the quarter were leased in Latin America and had been in arrears. See the Bad Debts Section below.

         OTHER

         MSAF Group currently leases 15.6% of the portfolio by appraised value at November 30, 1999 in the Other region. Two of the five lessees currently in arrears are based in the Other region.

         As of July 1, 2000, one lessee, based in Iceland, owed rental and maintenance reserves of $0.5 million, against which MSAF Group holds a security deposit of $0.6 million. This is a B747-300 and represented 2.5% of the portfolio by appraised value at November 30, 1999. The other lessee is based in Lithuania and as at July 1, 2000 maintenance reserves of $0.1 million, against which MSAF Group holds a security deposit of $0.7 million. This is a B737-300 and represented 1.0% of the portfolio by appraised value at November 30, 1999. The lessee is experiencing financial difficulties and its ability to meet future payment obligations under the lease remain uncertain.

         BAD DEBTS

         In addition to the current arrears of $3.1 million and restructured arrears of $0.7 million, as of July 1, 2000, $1.3 million of rental and maintenance payments due to MSAF Group remain unpaid from one of its former lessees.

         ANALYSIS OF BAD DEBTS BALANCE AS OF JULY 1, 2000

         Repossession Date   Aircraft    Former     Country    Bad Debts   Bad Debts   Security  Total
                             Type        Lessee                  Total     Recovered   Deposits
         -----------------   --------    ------     -------    ---------   ---------   --------  -----
                                                                  $ M         $ M        $ M      $ M
         May 2000            A310-300    B.R.A.     Brazil       (1.3)        0.0        0.0     (1.3)
         May 2000            B737-300    VASP       Brazil       (0.5)        0.0        0.7      0.2
                                                                 ----         ---        ---     ----
         TOTAL                                                   (1.8)        0.0        0.7     (1.1)
                                                                 ----         ---        ---     ----

         A former Brazilian lessee, B.R.A., defaulted on its obligations under its lease of an A310-300 aircraft and the aircraft was repossessed in May 2000. The lease was scheduled to expire in July 2007. The total amount of rental payments due under the lease at the date of the repossession was $1.3 million. There was no security deposit held by MSAF Group to offset against the arrears balance. The aircraft is currently subject to a non-binding letter of intent and is scheduled to deliver to a new lessee in September 2000. This aircraft represents approximately 1.4% of the portfolio by appraised value at November 30, 1999.

         A second Brazilian lessee, VASP, defaulted on its obligations under its lease of a B737-300 aircraft and the aircraft was repossessed on May 19, 2000 following legal proceedings against VASP. The lease was scheduled to expire in March 2003. The total amount of rental payments due under the lease at the date of the repossession was $0.5 million against which we drew down a security deposit of $0.7 million. The aircraft is currently subject to a non-binding letter of intent and is scheduled to deliver to a new lessee in August 2000. This aircraft represents approximately 1.0% of the portfolio by appraised value at November 30, 1999.

         NOTE PAYABLE

         A former Brazilian lessee, VARIG, negotiated an early termination of its lease of a B747-300 aircraft in July 1999. The total amount of rental payments and maintenance reserves due under this lease, at the date of the termination agreement, was $4.8 million against which we drew down a security deposit of $1.1 million. Under the terms of the termination agreement, VARIG is scheduled to repay $10.8 million over eight years to offset arrears of $4.8 million and approximately $6.0 million for maintenance and downtime costs. Provided no default has occurred by October 2005 under this note payable, the total remaining payments will be reduced by approximately $1.1 million on a pro-rata basis between October 2005 and October 2007, the scheduled final payment date under the note. As of July 1, 2000 VARIG had made all payments due under the note payable. This aircraft represents approximately 2.5% of the portfolio by appraised value at November 30, 1999.

         INSURANCE CLAIM

         On April 2, 1999, one B757-200ER on lease to Guyana Airways was terminated by agreement. Certain of the technical records were incomplete and/or missing. An insurance claim under our Technical Records policy was submitted in respect of the maintenance work, repairs and services required to reconstruct the technical records. The insurance claim was approved and MSAF Group received $3.9 million in June 2000 to partially offset the substantial maintenance costs incurred in the Guyana repossession.

         AIRWORTHINESS DIRECTIVE

         On May 25, 2000, the United States Federal Aviation Administration issued an Airworthiness Directive relating to fire safety standards in certain types of aircraft. The Airworthiness Directive, which applies to our one MD-82 and four MD-83 aircraft, together representing 4.8% of our portfolio by appraised value at November 30, 1999, requires operators of those aircraft to replace fire insulation blankets covered with metalized Mylar. Under the leases of the affected aircraft, all costs of compliance with Airworthiness Directives are the obligation of the lessees.

MORGAN STANLEY AIRCRAFT FINANCE       PORTFOLIO ANALYSIS             APPENDIX A
                                         JULY 1, 2000

     REGION (1)                    COUNTRY OF LESSEE                    LESSEE                        TYPE
     ----------                    -----------------                    ------                        ----
   1 EUROPE                        France                               Air Liberte                   MD-83
   2 (Developed)                   France                               L'Aeropostale                 B737-300QC
   3                               Ireland                              Aer Lingus                    A330-300
   4                               Ireland                              TransAer                      A320-200
   5                               Ireland                              TransAer                      A320-200
   6                               The Netherlands                      KLM                           Engine
   7                               The Netherlands                      KLM Cityhopper                F50
   8                               The Netherlands                      KLM Cityhopper                F50
   9                               The Netherlands                      Transavia                     B737-300
  10                               Norway                               Braathens                     B737-500
  11                               Norway                               Braathens                     B737-500
  12                               Spain                                Air Europa                    B737-400
  13                               United Kingdom                       Air 2000                      B757-200ER
  14                               United Kingdom                       Air 2000                      B767-300ER
  15                               United Kingdom                       Britannia                     B757-200ER
  16                               United Kingdom                       Britannia                     B767-200ER
  17                               United Kingdom                       JMC Airlines                  A320-200
  18                               United Kingdom                       JMC Airlines                  B757-200ER
  19                               United Kingdom                       Monarch                       A320-200
     subtotal

  20 NORTH AMERICA                 Canada                               Canada 3000                   A320-200
  21 (Developed)                   Canada                               Air Canada                    A320-200
  22                               United States of America             Alaska Airlines               B737-400
  23                               United States of America             Alaska Airlines               B737-400
  24                               United States of America             Continental                   B737-300
  25                               United States of America             National Airlines             B757-200ER
  26                               United States of America             Southwest                     B737-300
  27                               United States of America             Southwest                     B737-300
  28                               United States of America             TWA                           B757-200ER
  29                               United States of America             TWA                           MD-83
  30                               United States of America             TWA                           MD-82
  31                               United States of America             TWA                           MD-83
     subtotal

  32 PACIFIC                       Hong Kong                            Cathay Pacific                B747-400
  33 (Developed)                   New Zealand                          Air New Zealand               B767-300ER
  34                               Singapore                            Regionair                     A310-300
  35                               Singapore                            Regionair                     A310-300
     subtotal

  36 EUROPE AND                    Czech Republic                       Travel Service a.s.,          B737-400
  37 MIDDLE EAST                   Greece                               Olympic                       B737-400
  38 (Emerging)                    Hungary                              Malev                         F70
  39                               Hungary                              Malev                         F70
  40                               Hungary                              Malev                         F70
  41                               Turkey                               Air Alfa                      A321-100
  42                               Turkey                               Pegasus                       B737-400
     subtotal

  43 ASIA                          China                                China Hainan                  B737-300
  44 (Emerging)                    South Korea                          Asiana                        B767-300ER
  45                               South Korea                          Asiana                        B767-300ER
  46                               South Korea                          Asiana                        B737-400
  47                               South Korea                          Asiana                        B737-400
  48                               Taiwan                               China Airlines                A300-600R
  49                               Taiwan                               China Airlines                A300-600R
  50                               Taiwan                               F.E.A.T.                      B757-200ER
     subtotal

  51 LATIN AMERICA                 Mexico                               Aeromexico                    B757-200ER
  52 (Emerging)                    Mexico                               Aeromexico                    MD-83
  53                               Mexico                               Mexicana                      B757-200ER
     subtotal

  54 OTHER                         Fiji                                 Air Pacific                   B767-300ER
  55                               Iceland                              Icelandair                    B737-300
  56                               Iceland                              Air Atlanta Icelandic         B747-300
  57                               Macau                                Air Macau                     A321-100
  58                               Malta                                Air Malta                     B737-300
  59                               Mauritius                            Air Mauritius                 A340-300
  60                               Lithuania                            Lithuanian Airlines           B737-300
     subtotal

  61 AVAILABLE FOR LEASE           AOG                                  AOG                           A310-300
  62                               AOG                                  AOG                           B737-300
     subtotal


                                                                                    APPRAISED
                                                                                   VALUE AS OF
                                                 SERIAL                           NOV 30, 1999
     REGION (1)        ENGINE CONFIGURATION      NUMBER     DATE OF MANUFACTURE       ($MM)      % OF FLEET    REGIONAL
     ----------       ----------------------     ------     -------------------   ------------   ----------    --------
   1 EUROPE            JT8D-219                   49822           Dec-88            19.1             1.0%
   2 (Developed)       CFM 56-3C1                 23788           May-87            19.2             1.0%
   3                   CF6-80E1                      54           Apr-94            80.0             4.0%
   4                   V2500-A1                     414           May-93            30.6             1.5%
   5                   V2500-A1                     428           May-94            32.1             1.6%
   6                   CF6-80C2B6F               704279           Jul-95             5.5             0.3%
   7                   PW100-125B                 20233           Oct-91             6.2             0.3%
   8                   PW100-125B                 20232           Oct-91             6.3             0.3%
   9                   CFM 56-3C1                 27635           May-95            27.3             1.4%
  10                   CFM 56-3B1                 25165           Apr-93            19.7             1.0%
  11                   CFM 56-3C1                 26304           Sep-94            21.2             1.1%
  12                   CFM 56-3C1                 24707           Jun-91            24.7             1.2%
  13                   RB211-535-E4               23767           Apr-87            29.7             1.5%
  14                   CF6-80C2B6F                26256           Apr-93            63.8             3.2%
  15                   RB211-535-E4-37            26266           Feb-93            41.2             2.1%
  16                   CF6-80A                    23807           Aug-87            29.5             1.5%
  17                   V2500-A1                     393           Feb-93            30.4             1.5%
  18                   RB211-535-E4-37            24367           Feb-89            31.7             1.6%
  19                   CFM 56-5A3                   446           Oct-93            30.5             1.5%
     subtotal                                                                                                   27.5%

  20 NORTH AMERICA     CFM 56-5A3                   397           Mar-93            30.8             1.5%
  21 (Developed)       CFM 56-5A3                   279           Feb-92            29.9             1.5%
  22                   CFM 56-3C1                 25104           May-93            26.6             1.3%
  23                   CFM 56-3C1                 25105           Jul-93            26.6             1.3%
  24                   CFM 56-3B1                 26309           Dec-94            26.3             1.3%
  25                   RB211-535-E4               24260           Dec-88            33.5             1.7%
  26                   CFM 56-3B1                 23255           Jun-85            14.4             0.7%
  27                   CFM 56-3B1                 23256           Jul-85            15.3             0.8%
  28                   PW 2037                    28160           Jul-96            47.8             2.4%
  29                   JT8D-219                   49657           Apr-88            19.6             1.0%
  30                   JT8D-217C                  49825           Mar-89            17.8             0.9%
  31                   JT8D-219                   49824           Mar-89            20.4             1.0%
    subtotal                                                                                                   15.4%

  32 PACIFIC           RB211-252H2/19             24955           Sep-91            97.4             4.9%
  33 (Developed)       CF6-80C2B6                 24875           Jun-91            57.0             2.9%
  34                   JT9D-7R4E1                   409           Nov-85            22.3             1.1%
  35                   JT9D-7R4E1                   410           Nov-85            22.7             1.1%
     subtotal                                                                                                   10.0%

  36 EUROPE AND        CFM 56-3B2                 24234           Oct-88            21.9             1.1%
  37 MIDDLE EAST       CFM 56-3C1                 25371           Jan-92            25.1             1.3%
  38 (Emerging)        TAY MK620-15               11564           Dec-95            13.7             0.7%
  39                   TAY MK620-15               11565           Feb-96            14.3             0.7%
  40                   TAY MK620-15               11569           Mar-96            14.7             0.7%
  41                   V2530-A5                     597           May-96            39.7             2.0%
  42                   CFM 56-3C1                 26279           Jun-92            25.7             1.3%
     subtotal                                                                                                    7.7%

  43 ASIA              CFM 56-3C1                 26295           Dec-93            25.5             1.3%
  44 (Emerging)        CF6-80C2B6F                24798           Oct-90            53.1             2.7%
  45                   CF6-80C2B6F                25132           Feb-92            60.1             3.0%
  46                   CFM 56-3C1                 26291           Aug-93            27.6             1.4%
  47                   CFM 56-3C1                 26308           Oct-94            27.9             1.4%
  48                   PW 4158                      555           Mar-90            46.3             2.3%
  49                   PW 4158                      625           Mar-92            51.1             2.6%
  50                   PW 2037                    25044           May-91            37.5             1.9%
     subtotal                                                                                                   16.4%

  51 LATIN AMERICA     PW 2037                    26272           Mar-94            41.4             2.1%
  52 (Emerging)        JT8D-219                   53050           May-90            19.7             1.0%
  53                   PW 2040                    24965           Mar-92            39.1             2.0%
     subtotal                                                                                                    5.0%


  54 OTHER             CF6-80C2B4                 26260           Sep-94            66.6             3.3%
  55                   CFM 56-3B2                 23811           Oct-87            19.8             1.0%
  56                   CF6-80C2                   24106           Apr-88            49.0             2.5%
  57                   V2530-A5                     557           Dec-95            38.9             2.0%
  58                   CFM 56-3B2                 25161           Feb-92            24.6             1.2%
  59                   CFM 56-5C3G                   94           Mar-95            91.6             4.6%
  60                   CFM 56-3B2                 24449           Apr-90            21.7             1.1%
     subtotal                                                                                                   15.6%


  61 AVAILABLE FOR     JT9D-7R4E1                   437           Nov-86            27.6             1.4%
     LEASE             CFM 56-3B2                 24299           Nov-88            19.8             1.0%
     subtotal                                                                                                    2.4%
                                                                                 -------           ------      ------
                                                                   Total         2,000.9           100.0%      100.0%
                                                                                 =======           ======      ======

  62

 (1)  Regions are defined according to the Morgan Stanley Capital
      International designations

 Number of aircraft on lease                            60
 Number aircraft off-lease                               2
 Total number of aircraft                               62
 Number of lessees                                      41
 Number of countries                                    25

 Total developed                                     52.8%
 Total emerging                                      29.2%
 Total other                                         15.6%
 Total AOG                                            2.4%
                                                    ------
                                                    100.0%
                                                    ======

Morgan Stanley Aircraft Finance                                       Appendix B

    COMPARISON OF ACTUAL CASH FLOWS VERSUS THE 1998 BASE CASE FOR MARCH 2000

                                                                                     AMOUNTS STATED IN MILLIONS OF USD
                                                                           --------------------------------------------------
                                                                             ACTUAL              ASSUMED             VARIANCE
                                   CASH COLLECTIONS
    [1]                            Lease Rentals                              12.2                 12.2                 (0.0)
    [2]                            - Renegotiated Leases                      (0.1)                  --                 (0.1)
    [3]                            - Rental Resets                            (0.4)                  --                 (0.4)
                                                                           --------------------------------------------------
    [4]             [1].....[3]    CONTRACTED LEASE RENTALS                   11.7                 12.2                 (0.5)

    [5]                            Movement in Current Arrears Balance         0.2                   --                  0.2

                                   less Net Stress-related Costs
    [6]                             - Bad Debts                                 --
    [7]                             - Security Deposits Drawn Down              --
    [8]                             - Restructured Arrears                    (0.1)
    [9]                             - Aircraft on Ground ("AOG")              (1.2)
    [10]                            - Other Leasing Income                     0.3
    [11]                            - Repossession costs                      (0.1)
                                                                           --------------------------------------------------
    [12]            [6]....[11]    sub-total                                  (1.1)                (0.5)                (0.6)

    [13]         [4]+[5]+[12]      NET LEASE RENTALS                          10.8                 11.7                 (0.9)

                                                                           --------------------------------------------------
    [14]                           Interest Earned                             0.1                  0.1                 (0.0)

                                                                           --------------------------------------------------
    [15]                           Drawings from Expense Account               1.2                   --                  1.2

                                   Maintenance Receipts                        0.9                   --                  0.9
                                   Maintenance Expenditure                    (1.1)                  --                 (1.1)
                                                                           --------------------------------------------------
    [16]                           Net Maintenance                            (0.2)                  --                 (0.2)

    [17]      [13] + [14] +[15] +  TOTAL CASH COLLECTIONS                     11.9                 11.8                  0.1
                     [16]
                                                                           ==================================================

                                   CASH EXPENSES
                                   Aircraft Operating Expenses
    [18]                            - Insurance                                 --
    [19]                            - Re-leasing and other overheads          (0.1)
                                                                           --------------------------------------------------
    [20]           [18]+[19]       sub-total                                  (0.1)                (0.4)                 0.3

                                   SG&A Expenses
    [21]                           Aircraft Servicer Fees
                                    - Base Fee                                (0.1)
                                    - Rent Collected Fee                      (0.1)
                                    - Rent Contracted Fee                     (0.1)
                                    - Incentive Fee                             --
                                                                           --------------------------------------------------
    [22]                           sub-total                                  (0.3)                (0.5)                 0.2

                                    - Cabot                                   (0.1)                (0.2)                 0.1
                                    - Other                                   (0.1)                (0.1)                  --
                                                                           --------------------------------------------------
    [23]                           Other Servicer Fees                        (0.2)                (0.3)                 0.1

    [24]           [22]+[23]       sub-total                                  (0.5)                (0.8)                 0.3

    [25]          [20] +[24]       TOTAL CASH EXPENSES                        (0.6)                (1.2)                 0.6
                                                                           ==================================================

                                   NET CASH COLLECTIONS
    [26]             [17]          Total Cash Collections                     11.9                 11.8                  0.1
    [27]             [25]          Total Cash Expenses                        (0.6)                (1.2)                 0.6
    [28]                           Accrued Expenses                           (0.8)                  --                 (0.8)
    [29]                           Interest Payments                          (4.9)                (4.9)                 0.0
    [30]                           Swap Payments                              (0.4)                (0.5)                 0.1
    [31]                           Exceptional Items                            --                   --                   --
                                                                           --------------------------------------------------
    [32]            [26]...[31]      TOTAL                                     5.2                  5.2                  0.0
                                                                           ==================================================


    [33]                           PRINCIPAL PAYMENTS
                                   subclass A1                                  --                   --                   --
                                   subclass A2                                 4.8                  4.8                   --
                                   subclass A3                                  --                   --                   --
                                   subclass A4                                  --                   --                   --
                                   subclass A5                                  --                   --                   --
                                   subclass B1                                 0.3                  0.3                   --
                                   subclass B2                                  --                   --                   --
                                   subclass C1                                 0.1                  0.1                   --
                                   subclass C2                                  --                   --                   --
                                   subclass D1                                  --                   --                   --
                                                                           --------------------------------------------------
                                   TOTAL                                        5.2                  5.2                  --
                                                                           ==================================================


                                   DEBT BALANCES AS AT MARCH 15, 2000
                                   subclass A1                                400.0                400.0                  --
                                   subclass A2                                224.7                232.0                (7.3)
                                   subclass B1                                 89.7                 89.7                (0.0)
                                   subclass C1                                 99.9                 99.9                  --
                                   subclass D1                                110.0                110.0                  --
                                                                           --------------------------------------------------
                                   TOTAL                                      924.3                931.6                (7.3)
                                                                           --------------------------------------------------

                                                                                                 % OF 1998 BASE CASE
                                                                                      ----------------------------------------
                                                                                       ACTUAL          ASSUMED        VARIANCE
                                   CASH COLLECTIONS
    [1]                            Lease Rentals                                       100.0%          100.0%            0.0%
    [2]                            - Renegotiated Leases                                -0.8%            0.0%           -0.8%
    [3]                            - Rental Resets                                      -3.3%            0.0%           -3.3%
                                                                                      ----------------------------------------
    [4]             [1].....[3]      CONTRACTED LEASE RENTALS                           95.9%          100.0%           -4.1%

    [5]                            Movement in Current Arrears Balance                   1.6%            0.0%            1.6%

                                   less Net Stress-related Costs
    [6]                             - Bad Debts                                          0.0%
    [7]                             - Security Deposits Drawn Down                       0.0%
    [8]                             - Restructured Arrears                              -0.8%
    [9]                             - Aircraft on Ground ("AOG")                        -9.8%
    [10]                            - Other Leasing Income                               2.5%
    [11]                            - Repossession costs                                -0.8%
                                                                                      ----------------------------------------
    [12]            [6]....[11]    sub-total                                            -9.0%           -4.5%           -4.5%

    [13]         [4]+[5]+[12]      NET LEASE RENTALS                                    88.5%           95.5%           -7.0%

                                                                                      ----------------------------------------
   [14]                            Interest Earned                                       0.8%            1.0%           -0.2%

                                                                                      ----------------------------------------
   [15]                            Drawings from Expense Account                         9.8%            0.0%            9.8%

                                   Maintenance Receipts                                  7.4%            0.0%            7.4%
                                   Maintenance Expenditure                              -9.0%            0.0%           -9.0%
                                                                                      ----------------------------------------
   [16]                            Net Maintenance                                      -1.6%            0.0%           -1.6%

   [17]       [13] + [14] +[15] +  TOTAL CASH COLLECTIONS                               97.5%           96.5%            1.0%
                     [16]
                                                                                      ========================================

                                   CASH EXPENSES
                                   Aircraft Operating Expenses
   [18]                             - Insurance                                          0.0%
   [19]                             - Re-leasing and other overheads                    -0.8%
                                                                                      ----------------------------------------
   [20]            [18]+[19]       sub-total                                            -0.3%           -3.5%            3.2%

                                   SG&A Expenses
   [21]                            Aircraft Servicer Fees
                                    - Base Fee                                          -1.3%
                                    - Rent Collected Fee                                -0.8%
                                    - Rent Contracted Fee                                0.7%
                                    - Incentive Fee                                      0.0%
                                                                                      ----------------------------------------
   [22]                            sub-total                                            -2.8%           -4.1%            1.3%

                                    - Cabot                                             -1.2%           -1.4%            0.2%
                                    - Other                                             -0.3%           -1.0%            0.7%
                                                                                      ----------------------------------------
   [23]                            Other Servicer Fees                                  -1.5%           -2.4%            0.9%

   [24]            [22]+[23]       sub-total                                            -4.3%           -6.5%            2.2%

   [25]           [20] +[24]       TOTAL CASH EXPENSES                                  -4.6%          -10.0%            5.4%
                                                                                      ========================================

                                   NET CASH COLLECTIONS
   [26]              [17]          Total Cash Collections                               97.5%           96.5%            1.1%
   [27]              [25]          Total Cash Expenses                                  -4.6%          -10.0%            5.4%
   [28]                            Accrued Expenses                                     -6.6%            0.0%           -6.6%
   [29]                            Interest Payments                                   -40.7%          -40.7%            0.0%
   [30]                            Swap Payments                                        -3.1%           -3.2%            0.1%
   [31]                            Exceptional Items                                     0.0%            0.0%            0.0%
                                                                                      ----------------------------------------
   [32]             [26]...[31]      TOTAL                                              42.6%           42.6%            0.0%
                                                                                      ========================================


   [33]                            PRINCIPAL PAYMENTS
                                   subclass A1                                           0.0%            0.0%            0.0%
                                   subclass A2                                          39.3%           39.3%            0.0%
                                   subclass A3                                           0.0%            0.0%            0.0%
                                   subclass A4                                           0.0%            0.0%            0.0%
                                   subclass A5                                           0.0%            0.0%            0.0%
                                   subclass B1                                           2.5%            2.5%            0.0%
                                   subclass B2                                           0.0%            0.0%            0.0%
                                   subclass C1                                           0.8%            0.8%            0.0%
                                   subclass C2                                           0.0%            0.0%            0.0%
                                   subclass D1                                           0.0%            0.0%            0.0%
                                                                                      ----------------------------------------
                                   TOTAL                                                42.6%           42.6%            0.0%
                                                                                      ========================================

                                                                      APPENDIX C

MORGAN STANLEY AIRCRAFT FINANCE      COMPARISON OF ACTUAL CASH FLOWS VERSUS THE
                                        2000 BASE CASE FOR APRIL/MAY 2000

                                                                                      AMOUNTS STATED IN MILLIONS OF USD
                                                                         -----------------------------------------------------------
                                                                                     ACTUAL         ASSUMED              VARIANCE
                                                                         -----------------------------------------------------------

                                    CASH COLLECTIONS
     [1]                            Lease Rentals                                      44.5             44.5                --
     [2]                             - Renegotiated Leases                               --               --                --
     [3]                             - Rental Resets                                     --               --                --
                                                                         ------------------------------------------------------
     [4]             [1].....[3]    CONTRACTED LEASE RENTALS                           44.5             44.5                --
                                                                                         --               --
     [5]                            Movement in Current Arrears Balance                (0.9)              --              (0.9)

                                    less Net Stress-related Costs
     [6]                             - Bad Debts                                         --               --                --
     [7]                             - Security Deposits Drawn Down                      --               --                --
     [8]                             - Restructured Arrears                              --               --                --
     [9]                             - Aircraft on Ground ("AOG")                      (0.7)              --                --
    [10]                             - Other Leasing Income                            (1.2)              --                --
    [11]                             - Repossession costs                              (0.1)              --                --
                                                                         ------------------------------------------------------
    [12]             [6]....[11]    sub-total                                          (2.0)            (2.0)               --

    [13]          [4]+[5]+[12]      NET LEASE RENTALS                                  41.6             42.5              (0.9)

                                                                         ------------------------------------------------------
    [14]                            Interest Earned                                     0.6              0.4               0.2

                                                                         ------------------------------------------------------
    [15]                            Drawings from Expense Account                       5.1               --               5.1

                                    Maintenance Receipts                                4.0               --               4.0
                                    Maintenance Expenditure                            (7.1)              --              (7.1)
                                                                         ------------------------------------------------------
    [16]                            Net Maintenance                                    (3.1)              --              (3.1)

    [17]       [13] + [14] +[15] +  TOTAL CASH COLLECTIONS                             44.2             42.9               1.3
                      [16]
                                                                         ======================================================


                                    CASH EXPENSES
                                    Aircraft Operating Expenses
    [18]                             - Insurance                                       (0.2)
    [19]                             - Re-leasing and other overheads                  (0.1)
                                                                         ------------------------------------------------------
    [20]            [18]+[19]       sub-total                                          (0.3)            (0.3)               --

                                    SG&A Expenses
    [21]                            Aircraft Servicer Fees
                                     - Base Fee                                        (0.5)
                                     - Rent Collected Fee                              (0.5)
                                     - Rent Contracted Fee                             (0.5)
                                     - Incentive Fee                                     --
                                                                         ------------------------------------------------------
    [22]                            sub-total                                          (1.5)            (1.5)               --

                                     - Cabot                                           (0.2)            (0.2)               --
                                     - Other                                           (0.6)            (0.2)             (0.4)
                                                                         ------------------------------------------------------
    [23]                            Other Servicer Fees                                (0.8)            (0.4)             (0.4)

    [24]            [22]+[23]       sub-total                                          (2.3)            (1.9)             (0.4)

    [25]           [20] +[24]       TOTAL CASH EXPENSES                                (2.6)            (2.2)             (0.4)
                                                                         ======================================================


                                    NET CASH COLLECTIONS
    [26]              [17]          Total Cash Collections                             44.2             42.9               1.3
    [27]              [25]          Total Cash Expenses                                (2.6)            (2.2)             (0.4)
    [28]                            Accrued Expenses                                   (3.9)               --             (3.9)
    [29]                            Interest Payments                                 (21.1)           (20.9)             (0.2)
    [30]                            Swap Payments                                      (1.6)            (1.8)              0.2
    [31]                            Exceptional Items                                    --               --                --
                                                                         ------------------------------------------------------
    [32]             [26]...[31]    TOTAL                                              15.0             18.0              (3.0)
                                                                         ======================================================


    [33]                            PRINCIPAL PAYMENTS
                                    subclass A2                                         1.3              2.4              (1.1)
                                    subclass A3                                          --               --                --
                                    subclass A4                                          --               --                --
                                    subclass A5                                        12.5             14.4              (1.9)
                                    subclass B1                                         1.1              1.1                --
                                    subclass B2                                          --               --                --
                                    subclass C1                                         0.1              0.1                --
                                    subclass C2                                          --               --                --
                                    subclass D1                                          --               --                --
                                                                         ------------------------------------------------------
                                    TOTAL                                              15.0             18.0              (3.0)
                                                                         ======================================================


                                    DEBT BALANCES                                 15-MAY-00        15-MAY-00
                                    -------------                                 ---------        ---------
                                    subclass A2                                       223.4            222.3               1.1
                                    subclass A3                                       580.0            580.0                --
                                    subclass A4                                       200.0            200.0                --
                                    subclass A5                                       387.5            385.6               1.9
                                    subclass B1                                        88.6             88.6                --
                                    subclass B2                                        75.0             75.0                --
                                    subclass C1                                        99.8             99.8                --
                                    subclass C2                                        55.0             55.0                --
                                    subclass D1                                       110.0            110.0                --
                                                                         ------------------------------------------------------
                                    TOTAL                                           1,819.3          1,816.3               3.0
                                                                         ======================================================

                                                                                              % OF 2000 BASE CASE

                                                                               --------------------------------------------------
                                                                                    ACTUAL           ASSUMED        VARIANCE
                                                                               --------------------------------------------------
                                    CASH COLLECTIONS
     [1]                            Lease Rentals                                  100.0%           100.0%            0.0%
     [2]                             - Renegotiated Leases                           0.0%             0.0%            0.0%
     [3]                             - Rental Resets                                 0.0%             0.0%            0.0%
                                                                               --------------------------------------------------
     [4]             [1].....[3]    CONTRACTED LEASE RENTALS                       100.0%           100.0%            0.0%

     [5]                            Movement in Current Arrears Balance             -2.0%             0.0%           -2.0%

                                    less Net Stress-related Costs
     [6]                             - Bad Debts                                     0.0%
     [7]                             - Security Deposits Drawn Down                  0.0%
     [8]                             - Restructured Arrears                          0.0%
     [9]                             - Aircraft on Ground ("AOG")                   -1.6%
    [10]                             - Other Leasing Income                         -2.7%
    [11]                             - Repossession costs                           -0.2%
                                                                               --------------------------------------------------
    [12]             [6]....[11]    sub-total                                       -4.5%            -4.5%            0.0%

    [13]          [4]+[5]+[12]      NET LEASE RENTALS                               93.5%            95.5%           -2.0%

                                                                               --------------------------------------------------
    [14]                            Interest Earned                                  1.3%             1.0%            0.3%

                                                                               --------------------------------------------------
    [15]                            Drawings from Expense Account                   11.5%             0.0%           11.5%

                                    Maintenance Receipts                             9.0%                             9.0%
                                    Maintenance Expenditure                        -16.0%                           -16.0%
                                                                               --------------------------------------------------
    [16]                            Net Maintenance                                  -7.0%            0.0%           -7.0%
                                                                               ==================================================

    [17]       [13] + [14] +[15] +  TOTAL CASH COLLECTIONS                           99.3%           96.5%            2.8%
                      [16]


                                    CASH EXPENSES
                                    Aircraft Operating Expenses
    [18]                             - Insurance                                     -0.5%
    [19]                             - Re-leasing and other overheads                -0.3%
                                                                               --------------------------------------------------
    [20]            [18]+[19]       sub-total                                        -0.8%           -0.8%            0.0%

                                    SG&A Expenses
    [21]                            Aircraft Servicer Fees
                                     - Base Fee                                      -1.1%
                                     - Rent Collected Fee                            -1.1%
                                     - Rent Contracted Fee                           -1.1%
                                     - Incentive Fee                                  0.0%
                                                                               --------------------------------------------------
    [22]                            sub-total                                        -3.4%           -3.4%            0.0%

                                     - Cabot                                         -0.4%           -0.4%            0.0%
                                     - Other                                         -1.3%           -0.4%           -0.9%
                                                                               --------------------------------------------------
    [23]                            Other Servicer Fees                              -1.7%           -0.8%           -0.9%

    [24]            [22]+[23]       sub-total                                        -5.1%           -4.2%           -0.9%

    [25]           [20] +[24]       TOTAL CASH EXPENSES                              -5.9%           -5.0%           -0.9%
                                                                               ==================================================

                                    NET CASH COLLECTIONS
    [26]              [17]          Total Cash Collections                           99.3%           96.5%            2.8%
    [27]              [25]          Total Cash Expenses                              -5.9%           -5.0%           -0.9%
    [28]                            Accrued Expenses                                 -8.8%            0.0%           -8.8%
    [29]                            Interest Payments                               -47.4%          -47.0%           -0.4%
    [30]                            Swap Payments                                    -3.6%           -4.0%            0.4%
    [31]                            Exceptional Items                                 0.0%            0.0%            0.0%
                                                                               --------------------------------------------------
    [32]             [26]...[31]    TOTAL                                            33.7%           40.5%           -6.8%
                                                                               ==================================================


    [33]                            PRINCIPAL PAYMENTS
                                    subclass A2                                      2.9%             5.4%           -2.5%
                                    subclass A3                                      0.0%             0.0%            0.0%
                                    subclass A4                                      0.0%             0.0%            0.0%
                                    subclass A5                                     28.1%            32.4%           -4.3%
                                    subclass B1                                      2.5%             2.5%            0.0%
                                    subclass B2                                      0.0%             0.0%            0.0%
                                    subclass C1                                      0.2%             0.2%            0.0%
                                    subclass C2                                      0.0%             0.0%            0.0%
                                    subclass D1                                      0.0%             0.0%            0.0%
                                                                               --------------------------------------------------
                                    TOTAL                                           33.7%            40.5%           -6.8%
                                                                               ==================================================

Morgan Stanley               Debt Coverage Ratios                  Appendix D
Aircraft Finance          2nd Quarter -- May 15, 2000

                                                             2000
                                      CLOSING    ACTUAL    BASE CASE    VARIANCE
                                      -------    ------    ---------    --------
     SOURCE OF FUNDS
     Net Cash Collections                         15.0       18.0        (3.00)
     Add Back Interest Payments                   21.1       20.9         0.20
     Add Back Swap Payments                        1.6        1.8        (0.20)
                                                  ----       ----        -----
a                                                 37.7       40.7        (3.00)
                                                  ----       ----        -----
     APPLICATION OF FUNDS
b    Swaps                                         1.6        1.8        (0.20)
c    Class A Interest                             15.6       15.4         0.20
d    Class A Minimum                               4.9        4.9         0.00
e    Class B Interest                              1.9        1.9         0.00
f    Class B Minimum                               1.0        1.0         0.00
g    Class C Interest                              2.0        2.0         0.00
h    Class C Minimum                                --         --         0.00
I    Class D Interest                              1.6        1.6         0.00
j    Class D Minimum                                --         --         0.00
k    Class A Scheduled                             0.1        0.1         0.00
l    Class B Scheduled                             0.1        0.1         0.00
m    Class C Scheduled                             0.1        0.1         0.00
n    Class D Scheduled                              --         --         0.00
o    Permitted Aircraft Modifications               --         --         0.00
p    Class A Supplemental                          8.8       11.8        (3.00)
                                                  ----       ----        -----
     Total                                        37.7       40.7        (3.00)
                                                  ====       ====        =====

[1]  Interest Coverage Ratio
     Class A                       2.19     2.37 = a/(b+c)
     Class B                       1.57     1.70 = a/(b+c+d+e)
     Class C                       1.40     1.51 = a/(b+c+d+e+f+g)
     Class D                       1.32     1.43 = a/(b+c+d+e+f+g+h+i)

[2]  Debt Coverage Ratio
     Class A                       1.31     1.42 = a/(b+c+d+e+f+g+h+i+j+k)
     Class B                       1.31     1.42 = a/(b+c+d+e+f+g+h+i+j+k+l)
     Class C                       1.30     1.41 = a/(b+c+d+e+f+g+h+i+j+k+l+m)
     Class D                       1.30     1.41 = a/(b+c+d+e+f+g+h+i+j+k+l+m+n)

                                    2000 Base Case                 Actual                 2000 Base Case
     Loan-to-Value Ratios              15-Mar-00                 15-May-00                   15-May-00
     --------------------           --------------               ---------                --------------

[3]  Assumed Portfolio Value           2,000.9                     1,987.1                     1,987.1

     Cash                                 30.0                        30.0                        30.0
     - Accrued Expenses                    6.0                         4.5                         4.5
     - Security Deposits                   7.1                        10.2                        10.2
     subtotal cash                        43.1                        44.7                        44.7
     Letters of Credit                    82.1                        78.9                        78.9
                                       -------                     -------                     -------
     Total Liquidity Reserve             125.2                       123.6                       123.6

[4]  Total Asset Value                 2,126.2                     2,109.1                     2,109.1

     Note Balance
     ------------
     Class A                           1,404.7        66.1%        1,390.9       65.9%         1,387.9       65.8%
     Class B                             164.7        73.8%          163.6       73.7%           163.6       73.6%
     Class C                             154.9        81.1%          154.8       81.0%           154.8       80.9%
     Class D                             110.0        86.3%          110.0       86.3%           110.0       86.1%
                                       -------                     -------                     -------
     Total                             1,834.3                     1,819.3                     1,816.3
                                       =======                     =======                     =======

[1] Interest Coverage Ratio is equal to Net Cash Collections, before Interest and swap payments, expressed as a ratio of the swap costs and interest payable on each subclass of Notes plus the interest and minimum principal payments payable on each subclass of Notes that rank senior in priority of payment to the relevant subclass of Notes.

[2] Debt Service Ratio is equal to Net Cash Collections before interest and swap payments, expressed as a ratio of the interest and minimum and scheduled principal payments payable on each subclass of Notes plus the interest and minimum and scheduled principal payments payable on each subclass of Notes that ranks equally with or senior to the relevant subclass of Notes in the priority of payments.

[3] Assumed Portfolio Value represents the Inital Appraised Value of each aircraft in the Portfolio multiplied by the Depreciation Factor at Calculation date divided by the Depreciation Factor at Closing date.

[4] Total Asset Value is equal to Total Portfolio Value plus Liquidity Reserve Amount