Form 10-Q
period 2000-08-31
MORGAN STANLEY AIRCRAFT FINANCE
filed 2000-10-13
CIK 1059582

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-56575

                            ------------------------

                        MORGAN STANLEY AIRCRAFT FINANCE

            EXACT NAME OF REGISTRANT AS SPECIFIED IN TRUST AGREEMENT

            DELAWARE                           13-3375162
 (STATE OR OTHER JURISDICTION OF            I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)          IDENTIFICATION NUMBER

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                            ------------------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                   OUTSTANDING AT
ISSUER                                            CLASS          SEPTEMBER 30, 2000
------                                     -------------------   ------------------
Morgan Stanley Aircraft Finance            Beneficial Interest       One

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        MORGAN STANLEY AIRCRAFT FINANCE
                FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2000
                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I.  FINANCIAL INFORMATION..............................      2

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)...................      2
  --Interim Condensed Consolidated Financial Statements
    (Unaudited).............................................      2
  --Notes to the Interim Condensed Consolidated Financial
    Statements (Unaudited)..................................      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................     14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................     25

PART II.  OTHER INFORMATION.................................     27

ITEM 1.  NOT APPLICABLE

ITEM 2.  NOT APPLICABLE

ITEM 3.  NOT APPLICABLE

ITEM 4.  NOT APPLICABLE

ITEM 5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................     27

SIGNATURES..................................................     28

INDEX TO EXHIBITS...........................................     29

APPENDIX 1.  CASH ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS.....................................     30

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                AUG 31,      NOV 30,
                                                                 2000          1999
                                                              -----------   ----------
                                                              (UNAUDITED)
ASSETS
Cash and cash equivalents...................................  $   70,253    $   35,119
Receivables:
  Lease income, net.........................................       1,407         1,908
  Investment income and other...............................         356           161
Aircraft under operating leases, net........................   1,868,218       886,051
Investment in capital lease, net............................          --        18,300
Underwriting and other issuance related costs, net of
  amortization..............................................      24,527        15,935
                                                              ----------    ----------
Total Assets................................................  $1,964,761    $  957,474
                                                              ==========    ==========
LIABILITIES AND BENEFICIAL INTERESTHOLDER'S EQUITY /
  (DEFICIT)
Payables:
  Interest payable to Noteholders...........................  $    5,796    $    2,481
Deferred rental income......................................      12,353         5,318
Liability for maintenance...................................     112,354        57,437
Other liabilities...........................................      31,000        11,376
Notes payable:
  Subclass A-1..............................................          --       400,000
  Subclass A-2..............................................     218,212       234,533
  Subclass A-3..............................................     580,000            --
  Subclass A-4..............................................     200,000            --
  Subclass A-5..............................................     372,287            --
  Subclass B-1..............................................      86,892        91,023
  Subclass B-2..............................................      75,000            --
  Subclass C-1..............................................      99,580        99,987
  Subclass C-2..............................................      55,000            --
  Subclass D-1..............................................     110,000       110,000
                                                              ----------    ----------
                                                               1,958,474     1,012,155
                                                              ----------    ----------
Commitments and contingencies
Beneficial Interestholder's Equity / (Deficit):
  Beneficial Interest.......................................           1             1
  Deemed Contribution / (Distribution)......................      62,706       (15,305)
  Accumulated Deficit.......................................     (56,420)      (39,377)
                                                              ----------    ----------
  Total Beneficial Interestholder's Equity / (Deficit)......       6,287       (54,681)
                                                              ----------    ----------
Total Liabilities and Beneficial Interestholder's
  Equity/(Deficit)..........................................  $1,964,761    $  957,474
                                                              ==========    ==========

  See Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             AUGUST 31,            AUGUST 31,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
                                                             (UNAUDITED)           (UNAUDITED)
Revenues:
  Lease income, net....................................  $65,533    $27,898    $143,816   $87,031
  Investment income on collection account..............    1,032        463       2,544     1,344
                                                         -------    -------    --------   -------
  Total revenues.......................................   66,565     28,361     146,360    88,375
                                                         -------    -------    --------   -------

Expenses:
  Interest expense.....................................   33,285     15,491      79,403    47,886
  Depreciation expense.................................   25,401     11,765      60,127    35,295
  Operating expenses:
    Service provider and other fees....................    2,968      2,153      10,222     6,444
    Maintenance and other aircraft related costs.......    2,194      2,448      13,651     5,446
                                                         -------    -------    --------   -------
  Total expenses.......................................   63,848     31,857     163,403    95,071
                                                         -------    -------    --------   -------
Net income / (loss)....................................  $ 2,717    $(3,496)   $(17,043)  $(6,696)
                                                         =======    =======    ========   =======

  See Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                             NINE MONTHS ENDED   NINE MONTHS ENDED
                                                              AUGUST 31, 2000     AUGUST 31, 1999
                                                             -----------------   -----------------
                                                                          (UNAUDITED)
Cash flows from operating activities
Net loss...................................................      $ (17,043)           $ (6,696)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
  Depreciation expense--aircraft under operating leases....         60,127              35,295
  Amortization of underwriting and other issuance related
    costs..................................................          3,858                 839
  Provision for doubtful accounts..........................          1,113               7,249
  Changes in assets and liabilities:
    Receivables:
      Investment income and other..........................           (195)                 15
      Lease income.........................................          1,666              (1,574)
    Investment in capital lease............................            (58)               (356)
    Liability for maintenance..............................          3,187               5,934
    Interest payable to Noteholders........................          3,315                (166)
    Deferred rental income.................................         (1,603)             (2,586)
    Other liabilities......................................          8,582              (3,203)
                                                                 ---------            --------
Net cash provided by operating activities..................         62,949              34,751
                                                                 ---------            --------

Cash flows from investing activities
  Purchase of net assets from MS Financing Inc., net of
    cash acquired..........................................       (876,793)                 --
                                                                 ---------            --------
Net cash used for investing activities.....................       (876,793)                 --
                                                                 ---------            --------

Cash flows from financing activities
  Proceeds from issuance of notes payable, net of issuance
    costs..................................................      1,297,550                  --
  Repayment of Subclass A-1 notes..........................       (400,000)                 --
  Repayments of notes payable..............................        (48,572)            (32,009)
                                                                 ---------            --------
Net cash provided by/(used for) financing activities.......        848,978             (32,009)
                                                                 ---------            --------
Net increase in cash and cash equivalents..................         35,134               2,742
Cash and cash equivalents at beginning of period...........         35,119              34,850
                                                                 ---------            --------
Cash and cash equivalents at end of period.................      $  70,253            $ 37,592
                                                                 =========            ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES

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

  See Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

                 BENEFICIAL INTERESTHOLDER'S EQUITY / (DEFICIT)

                             (DOLLARS IN THOUSANDS)

                                                                                                TOTAL
                                                                                              BENEFICIAL
                                                    BENEFICIAL      DEEMED      ACCUMULATED    INTEREST
                                                     INTEREST    DISTRIBUTION     DEFICIT     (DEFICIT)
                                                    ----------   ------------   -----------   ----------
                                                                        (UNAUDITED)
Balance at November 30, 1998......................    $     1      $(15,305)      $(31,445)    $(46,749)
Net loss..........................................         --            --         (6,696)      (6,696)
                                                      -------      --------       --------     --------
Balance at August 31, 1999........................    $     1      $(15,305)      $(38,141)    $(53,445)
                                                      =======      ========       ========     ========

                                                                                                 TOTAL
                                                                    DEEMED                     BENEFICIAL
                                                    BENEFICIAL   DISTRIBUTION/   ACCUMULATED    INTEREST
                                                     INTEREST    CONTRIBUTION      DEFICIT     (DEFICIT)
                                                    ----------   -------------   -----------   ----------
                                                                         (UNAUDITED)
Balance at November 30, 1999......................    $     1       $(15,305)      $(39,377)    $(54,681)
Net loss..........................................         --             --        (17,043)     (17,043)
Capital Contribution from MS Financing Inc........         --         78,011             --       78,011
                                                      -------       --------       --------     --------
Balance at August 31, 2000........................    $     1       $ 62,706       $(56,420)    $  6,287
                                                      =======       ========       ========     ========

  See Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

  NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    Morgan Stanley Aircraft Finance ("MSAF") is a special purpose business trust that was formed on October 30, 1997 under the laws of Delaware. MSAF and its subsidiaries ("MSAF Group") were formed to conduct certain limited activities, including acquiring, financing, re-financing, owning, leasing, re-leasing, selling, maintaining and modifying commercial aircraft. At August 31, 2000, all of the beneficial interest of MSAF Group was owned by MSDW Aircraft Holdings ("MSDWAH"), a wholly-owned subsidiary of MS Financing Inc. ("MSF"). MSF is a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co. ("MSDW"). MSAF Group's obligations, including its financial debt obligations, are not obligations of, or guaranteed by, MSDW, MSDWAH, MSF or any person other than MSAF Group.

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

NEW ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement
No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133". MSAF Group is in the process of evaluating the impact of adopting SFAS No. 133, as amended by SFAS No. 138, and the expected impact of adoption on MSAF Group's consolidated financial statements has not yet been determined. SFAS No. 133 will primarily affect the accounting for MSAF Group's derivatives utilized in connection with its interest rate risk management policies.

NOTE 2--CONCENTRATIONS OF CREDIT RISK

    Credit risk with respect to operating lease receivables is generally diversified due to the number of lessees comprising MSAF Group's customer base and the different geographic areas in which they operate. At August 31, 2000 MSAF Group had leased 59 aircraft and one engine to 41 lessees in 25 countries.

    Certain of MSAF Group's lessees are in a relatively weak financial position because of the difficult economic conditions in the civil aviation industry as a whole and because, in general, weakly capitalized

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

 NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)

NOTE 2--CONCENTRATIONS OF CREDIT RISK - (CONTINUED) airlines are more likely to seek operating leases. In addition, at August 31, 2000, 18 of MSAF Group's aircraft were leased to lessees domiciled in certain emerging market nations, including those located in Eastern Europe, the Middle East, Latin America and Asia. The exposure of MSAF Group's aircraft to particular countries and customers is managed partly through concentration limits and partly through obtaining security from lessees by way of cash deposits and/or letters of credit.

NOTE 3--AIRCRAFT

                                                              AUG 31, 2000   NOV 30, 1999
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Stage 3 Aircraft and one engine:
Cost........................................................   $2,014,324      $972,030
Less: Accumulated depreciation..............................     (146,106)      (85,979)
                                                               ----------      --------
                                                               $1,868,218      $886,051
                                                               ==========      ========

    During fiscal 2000, MSAF Group acquired a portfolio of 29 commercial aircraft from MSF (see Note 12). In addition, during fiscal 2000, an aircraft that was previously subject to a sales-type capital lease was repossessed and the related lease was terminated (see Note 4). This aircraft has been included as a component of aircraft cost as of the date of repossession.

                                                              AUG 31, 2000   NOV 30, 1999
                                                              ------------   ------------
FLEET ANALYSIS:
On lease for a further period of:
More than five years........................................            7             9
From one to five years......................................           43            20
Less than one year..........................................           10             3
                                                               ----------      --------
Total aircraft portfolio (including one engine) on lease....           60            32
                                                               ==========      ========

    At August 31, 2000 there were two non-revenue earning aircraft in MSAF Group's portfolio. One of these was subject to a non-binding letter of intent for lease, the other was undergoing maintenance work. At November 30, 1999 there was one non-revenue earning aircraft in MSAF Group's portfolio.

NOTE 4--INVESTMENT IN CAPITAL LEASE

                                                              AUG 31, 2000   NOV 30, 1999
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Minimum lease payments receivable...........................    $    --        $ 28,733
Less: Unearned income.......................................         --         (10,433)
                                                                -------        --------
Net investment in capital lease.............................    $    --        $ 18,300
                                                                =======        ========

    The lessee associated with this capital lease had been experiencing severe financial difficulties during fiscal 1999, due to the economic uncertainty in Latin America and the devaluation of the Brazilian

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

 NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)

NOTE 4--INVESTMENT IN CAPITAL LEASE - (CONTINUED) currency in January, 1999. In August 1999, MSAF Group and the lessee agreed to modify the terms of the capital lease by increasing the total rental payments to be received and by extending the lease term.

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

NOTE 5--LEASE INCOME RECEIVABLE

    Lease income receivable was as follows:

                                                              AUG 31, 2000   NOV 30, 1999
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Lease income receivable.....................................    $ 2,739         $ 2,271
Less: Allowance for doubtful accounts.......................     (1,332)           (363)
                                                                -------         -------
Lease income receivable, net................................    $ 1,407         $ 1,908
                                                                =======         =======

    Activity in the allowance for doubtful accounts was as follows:

                                                              NINE MONTHS    NINE MONTHS
                                                                 ENDED          ENDED
                                                              AUG 31, 2000   AUG 31, 1999
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Balance, beginning of period................................    $   363        $   553
Provision for doubtful accounts.............................      1,113          7,249
Amounts written-off.........................................       (144)        (7,174)
                                                                -------        -------
Balance, end of period......................................    $ 1,332        $   628
                                                                =======        =======

NOTE 6--LIABILITY FOR MAINTENANCE

    Activity in the liability for maintenance account was as follows:

                                                              NINE MONTHS
                                                                 ENDED
                                                              AUG 31, 2000   FISCAL 1999
                                                              ------------   -----------
                                                                (DOLLARS IN THOUSANDS)
Balance, beginning of period................................    $ 57,437       $52,489
Liabilities assumed from MSF................................      51,730            --
Collections from lessees....................................      16,452        17,709
Reimbursements to lessees...................................     (11,729)      (11,872)
Net accruals and transfers..................................      (1,536)         (889)
                                                                --------       -------
Balance, end of period......................................    $112,354       $57,437
                                                                ========       =======

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

 NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)

NOTE 7--NOTES PAYABLE

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

    On March 15, 2000, MSAF Group completed an offering of $1,310 million of securitized notes (the "New Notes") on a basis exempt from registration under the Securities Act of 1933, as amended. MSAF Group used the net proceeds from the New Notes to finance in part the acquisition of the 29 commercial aircraft from MSF, to fund an increase of $5 million in cash and cash equivalents used for liquidity purposes (see "Financial Resources and Liquidity--Liquidity Reserve Amount") and to redeem all $400 million of its Subclass A-1 notes. The New Notes rank equally in right of payment of principal and interest with the corresponding subclasses of MSAF Group's existing Notes. With the exception of MSAF Group, the New Notes are not obligations of, or guaranteed by, MSDW or any of its subsidiaries, including MSDWAH and MSF.

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

    Underwriting and financing costs which were incurred in connection with the Notes and the New Notes are being amortized over the expected life of the borrowings to which they relate.

    The repayment terms of each subclass of the Notes and the New Notes are such that certain principal amounts are expected to be repaid based on certain assumptions (the "Expected Final Payment Date") or refinanced through the issuance of refinancing notes, but in any event are ultimately due for repayment on specified final maturity dates (the "Final Maturity Date"). The Expected Final Payment Dates, Final

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

 NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)

NOTE 7--NOTES PAYABLE - (CONTINUED)
Maturity Dates and interest rates applicable to each subclass of the Notes and the New Notes are listed below:

                                 INITIAL
                                PRINCIPAL
                                  AMOUNT                           EXPECTED FINAL    FINAL MATURITY
          SUBCLASS            (IN THOUSANDS)    INTEREST RATE       PAYMENT DATE          DATE
----------------------------  --------------   ----------------   ----------------   --------------
Subclass A-2................     $340,000       LIBOR + 0.35%       Sept. 15, 2005   March 15, 2023
Subclass A-3................      580,000       LIBOR + 0.52%       March 15, 2002   March 15, 2025
Subclass A-4................      200,000       LIBOR + 0.54%       March 15, 2003   March 15, 2025
Subclass A-5................      400,000       LIBOR + 0.58%        June 15, 2008   March 15, 2025
Subclass B-1................      100,000       LIBOR + 0.65%       March 15, 2013   March 15, 2023
Subclass B-2................       75,000       LIBOR + 1.05%       March 15, 2007   March 15, 2025
Subclass C-1................      100,000               6.90%       March 15, 2013   March 15, 2023
Subclass C-2................       55,000               9.60%     October 15, 2016   March 15, 2025
Subclass D-1................      110,000               8.70%       March 15, 2014   March 15, 2023

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

    Cash paid for interest on the Notes and the New Notes amounted to $75.4 million for the nine month period ended August 31, 2000 as compared to $43.9 million for the nine month period ended August 31, 1999. The interest expense for Fiscal 2000 is not comparable to Fiscal 1999, as the New Notes were not issued until March 15, 2000.

    The estimated fair value of MSAF Group's outstanding notes payable was $1,767.0 million and $902.9 million at August 31, 2000 and November 30, 1999, respectively.

NOTE 8--LIQUIDITY FACILITIES

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

    MSAF Group has entered into two credit agreements. Under a Custody and Loan Agreement (the "ILFC Facility") between ILFC and MSAF Group, ILFC will hold substantially all of the cash security deposits paid by certain lessees with respect to MSAF Group's aircraft portfolio and will retain the interest earnings on such security deposits. In addition, ILFC has agreed to extend loans to MSAF Group in a

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

 NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)

NOTE 8--LIQUIDITY FACILITIES - (CONTINUED) maximum amount of $20 million plus the aggregate amount of cash security deposits held by ILFC. Under a Loan Agreement (the "MSDW Facility") between MSDW and MSAF Group, MSDW has agreed to extend loans in a maximum amount of $30 million.

    As of August 31, 2000, the aggregate amount available under the ILFC Facility and the MSDW Facility was approximately $71.0 million.

NOTE 9--DERIVATIVE FINANCIAL INSTRUMENTS

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

    Nine of the swaps, having an aggregate notional principal amount of $1,400 million, are accounted for as hedges of the Notes and the New Notes. Under these swap arrangements, MSAF Group pays fixed and receives floating amounts on a monthly basis. The fair value of the liability assumed relating to those swaps which are being accounted for as hedges is being deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. This amount and the differential payable or receivable on such interest rate swap contracts, to the extent such swaps are deemed to be hedges, are recognized as adjustments to interest expense. Gains and losses resulting from the termination of such interest rate swap contracts prior to their stated maturity are deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. The fair value of these interest rate swaps at August 31, 2000 was ($11.2) million.

    The remaining four swaps have an aggregate gross notional principal amount of $400 million. Under these swap arrangements, MSAF Group pays/receives fixed and receives/pays floating amounts on a monthly basis. MSAF Group has determined that these swaps do not qualify for hedge accounting. The fair value of the liability assumed related to these swaps is accounted for on a mark-to-market basis with changes in fair value reflected in interest expense. At August 31, 2000, the fair value of these swaps was $(6.1) million.

    The change in fair value of the thirteen interest rate swaps between May 31, 2000 and August 31, 2000 was due to changes in market interest rates and payments being made under the swaps when they became due.

    The gross notional amounts of these swaps are indicative of MSAF Group's degree of use of such swaps but do not represent MSAF Group's exposure to credit or market risk. Credit risk arises from the failure of the counterparty to perform according to the terms of the swap contract. MSAF Group's

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

 NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)

NOTE 9--DERIVATIVE FINANCIAL INSTRUMENTS - (CONTINUED) exposure to credit risk at any point in time is represented by the fair value of the swap contracts reported as assets. MSAF Group does not currently require collateral to support swap contracts with credit risk. The credit risk of these swap contracts is monitored by MSAF Group's Trustees.

    MSAF Group does not utilize derivative financial instruments for trading purposes.

NOTE 10--RELATED PARTY TRANSACTIONS

    Under service agreements with MSAF Group, Cabot Aircraft Services Limited and Morgan Stanley & Co. Incorporated, both subsidiaries of MSDW, act as Administrative Agent and Financial Advisor, respectively. During the three and nine month period ended August 31, 2000, Cabot Aircraft Services Limited received a fee for providing these services of $0.3 million and $1.0 million, respectively, which is calculated as a percentage of the operating lease rentals received. Morgan Stanley & Co. Incorporated received advisory fees of $0.04 million in the nine month period ended August 31, 2000, and $0.01 million for the three month period ended August 31, 2000.

    Simultaneous with the issuance of the New Notes and the acquisition of certain net assets from MSF, MSAF Group received a non-cash capital contribution of $78.0 million from MSF.

    In connection with the issuance of the New Notes, MSAF Group paid
$5.9 million in subscription discounts and commissions to subsidiaries of MSDW.

    MSAF Group's counterparty to its interest rate swap agreements is MSCS, a wholly-owned subsidiary of MSDW.

    In connection with the offering of the New Notes, on March 15, 2000, MSF transferred the beneficial interest of MSAF Group to MSDWAH, a wholly-owned subsidiary of MSF, and the number of trustees of MSAF Group was increased to seven.

    At August 31, 2000, MSAF Group's management was comprised of seven trustees, including the Delaware trustee, as MSAF Group has no employees or executive officers. Four of MSAF Group's seven trustees were employees of MSDW. The two remaining trustees and the Delaware trustee were unaffiliated with MSDW.

NOTE 11--COMMITMENTS

    MSAF Group did not have any material contractual commitments for capital expenditures at August 31, 2000.

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

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

 NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)

NOTE 12--ACQUISITION OF NET ASSETS

    During fiscal 2000, MSAF Group acquired a portfolio of 29 commercial aircraft, as well as certain other assets and liabilities related to these aircraft, from MSF. The assets and liabilities acquired have been recorded at MSF's historical book value at the date of purchase. A summary of the net assets acquired is presented below:

                                                              (DOLLARS IN THOUSANDS)
                                                              ----------------------
Aircraft under operating leases, net of accumulated
  depreciation of $30,859...................................        $1,025,267
Cash and other assets.......................................            16,701
Deferred rental income......................................            (8,638)
Liability for maintenance...................................           (51,730)
Security deposits...........................................            (7,118)
Interest rate swap contracts (see Note 9)                               (3,922)
                                                                    ----------
Net assets acquired.........................................        $  970,560
                                                                    ==========

    MSAF Group financed the acquisition with the net proceeds of the New Notes (see Note 7) and a capital contribution from MSF.

    The following unaudited summarized proforma consolidated results of operations data for the nine months ended August 31, 2000 and 1999 assumes the acquisition of the aircraft had occurred on December 1, 1998:

                                                                  NINE           NINE
                                                                 MONTHS         MONTHS
                                                                 ENDED          ENDED
                                                              AUG 31, 2000   AUG 31, 1999
                                                              ------------   ------------
                                                                 (DOLLARS IN MILLIONS)
Total revenues..............................................      $186           $184
Net loss....................................................      $(13)          $ (3)

    The summarized proforma consolidated results of operations data does not purport to represent what MSAF Group's results of operations would have actually been if the acquisition in fact had occurred at the date indicated or to project MSAF Group's results of operations at any future date or for any future period.

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

RECENT DEVELOPMENTS

ACQUISITION OF ADDITIONAL AIRCRAFT

    During the three month period ended May 31, 2000, MSAF Group acquired a portfolio of 29 commercial aircraft from MSF. All but one of the 29 aircraft were delivered on March 15, 2000. The remaining aircraft, a B737-300 on lease to Lithuanian Airlines was delivered to MSAF Group on May 1, 2000. The acquisition was financed by the issuance of additional securitized notes and by a non-cash capital contribution from MSF.

THE AIRCRAFT

    As of October 1, 2000, the total number of aircraft owned by MSAF Group was 61 aircraft plus an engine. Sixty aircraft and the engine were subject to lease contracts with 41 lessees in 25 countries. The off-lease aircraft was undergoing maintenance work. One of MSAF Group's aircraft was subject to a signed lease contract but had not yet been delivered to the respective lessee.

LESSEE DIFFICULTIES

    As of October 1, 2000, five current lessees were in arrears. The total amount outstanding and overdue for the five lessees in respect of rental payments and maintenance reserves due under the leases amounted to $3.5 million. MSAF Group holds security deposits of $3.7 million against these arrears. The weighted average number of days past due of such arrears was 52 days.

REGIONAL ANALYSIS OF EXISTING ARREARS

    The categorization of countries into geographical regions, Developed Markets, Emerging Markets and Other is determined using Morgan Stanley Capital International, Inc. ("MSCI") designations.

EUROPE AND MIDDLE EAST (EMERGING)

    Two of the five current lessees in arrears are based in the Europe and Middle East (Emerging) region.

    At October 1, 2000, one of the lessees, Air Alfa, owed rental and maintenance arrears of $0.7 million against which MSAF Group holds a security deposit of $0.7 million.

    At October 1, 2000, a second lessee, Travel Service, owed maintenance arrears of $0.3 million, against which MSAF Group holds a security deposit of $0.5 million.

EUROPE (DEVELOPED)

    One of the five current lessees in arrears, TransAer, is based in the Europe (Developed) region.

    In January 2000, MSAF Group reached an agreement with TransAer to defer
$1.4 million of rental and maintenance obligations. As at October 1, 2000 all of these restructured arrears were due but unpaid. TransAer is meeting its current obligations under its two leases. MSAF Group holds security deposits of $1.0 million.

ASIA (EMERGING)

    At October 1, 2000 none of the lessees in this region were in arrears.

LATIN AMERICA (EMERGING)

    At October 1, 2000 none of the current lessees in this region were in arrears. Two aircraft repossessed during fiscal 2000 had been on lease to lessees based in Latin America, both in Brazil.

    A former Brazilian lessee, B.R.A., which had been operating one A310-300 subject to a capital lease, defaulted on its obligations under its lease and the aircraft was repossessed on April 4, 2000. The lease had been scheduled to expire in July 2007. The total amount of rental payments in arrears at the date of the repossession was $1.3 million. There was no security deposit held by MSAF Group to offset against the arrears balance. The aircraft is currently subject to a new lease contract and is scheduled to be delivered to the new lessee in October 2000.

    A second former Brazilian lessee, VASP, defaulted on its obligations under its lease of a B737-300 aircraft and the aircraft was repossessed in May 2000, following legal proceedings against VASP. At the repossession date one of the engines was off-wing and in VASP's possession. Following a ruling by a

Brazilian court in October 2000, the engine has been returned to MSAF Group. The lease had been scheduled to expire in March 2003. The total amount of rental payments due under the lease at the date of the repossession was $0.5 million against which MSAF Group drew down a security deposit of $0.7 million. The aircraft is currently undergoing maintenance work.

    In July 1999, a former Brazilian lessee, VARIG, negotiated early termination of a B747-300 lease that was scheduled to expire in April 2003. The total amount of rental payments and maintenance reserves due under this lease through July 1999, the date of the termination agreement, was $4.8 million, against which MSAF Group drew down a security deposit of $1.1 million. Under the provisions of a restructuring agreement, VARIG has agreed to repay arrears of $4.8 million and approximately $6.0 million for certain maintenance and downtime costs over the next eight years. Payments to MSAF Group will be made semi-annually beginning October 15, 1999 with final payment due on October 15, 2007. As of October 1, 2000 VARIG had made all payments due under the restructuring agreement. MSAF Group is recognizing this income on a cash basis as received.

NORTH AMERICA (DEVELOPED)

    One of the five current lessees in arrears, TWA, is based in the North America (Developed) region. At October 1, 2000, the total rental and maintenance arrears owed by this lessee was $0.7 million against which MSAF Group holds a security deposit of $1.0 million.

PACIFIC (DEVELOPED)

    At October 1, 2000 none of the lessees in this region were in arrears.

OTHER

    One of the five current lessees in arrears is based in the Other region.

    At October 1, 2000, rental and maintenance arrears owed by Air Atlanta Icelandic were $0.4 million, against which MSAF Group holds a security deposit of $0.5 million.

AIRWORTHINESS DIRECTIVE

    On September 14, 2000 the United States Federal Aviation Administration ("FAA") announced a proposal for the long-term redesign of the Boeing 737 rudder system and several short-term initiatives designed to enhance rudder safety on all Boeing 737 models. It may be some time before the FAA issues a formal Airworthiness Directive. There are currently twenty B737 aircraft in MSAF Group's portfolio. One of the twenty B737 aircraft is currently off-lease, under the remaining nineteen leases all costs of compliance with Airworthiness Directives are the obligation of the lessees.

    The FAA issued two Airworthiness Directives (one in July and one in August 2000) requiring special detailed inspections to detect cracking of the main deck cargo door frames of Pemco-converted Boeing 737-200 and 737-300 freighters. The FAA is now considering a further Airworthiness Directive to supersede the first two, the result of which may be a requirement to replace the main deck cargo door frames. There are two aircraft in MSAF Group's portfolio, which may be subject to the findings of the FAA. Under the lease of the first aircraft, all costs of compliance with Airworthiness Directives are the obligation of the lessee. Under the lease of the second aircraft, the costs of compliance with this possible future Airworthiness Directive are to be shared by MSAF Group and the lessee.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2000,
AND THE THREE MONTHS ENDED AUGUST 31, 1999

    MSAF Group's results of operations for the three months ended August 31, 2000 and the three months ended August 31, 1999 are discussed below. The results are not directly comparable due to MSAF

Group's acquisition of a portfolio of 29 commercial aircraft from MSF during the three month period ended May 31, 2000.

NET INCOME / (LOSS)

    For the three month period ended August 31, 2000, MSAF Group generated net income of $2.7 million, as compared to a net loss of ($3.5) million for the three month period ended August 31, 1999. The increase primarily reflects higher lease income, partially offset by increased interest and depreciation expenses.

    MSAF is a Delaware business trust treated as a branch of MSF for U.S. federal, state and local income tax purposes. Accordingly, MSAF is not subject to U.S. federal, state and local income taxes.

LEASE INCOME

    Lease income for the three month period ended August 31, 2000 amounted to $65.5 million as compared to $27.9 million for the three month period ended August 31, 1999. The increase in lease income is primarily due to MSAF Group's acquisition of 29 commercial aircraft and the release of certain excess maintenance reserves associated with certain of MSAF Group's former lessees.

    There were no provisions for doubtful accounts in MSAF Group's operating results for the three month period ended August 31, 2000. Provisions for doubtful accounts were $1.2 million in the three month period ended August 31, 1999. Such provisions were recorded by MSAF Group due to financial difficulties experienced by certain of MSAF Group's current lessees, as well as to reserve against amounts owed to MSAF Group by certain of its former lessees whose aircraft have already been repossessed (see "Lessee Difficulties"). Lease income may decline in future periods due to potential lessee defaults and arrears including those discussed above.

    MSAF Group records the cash prepayments made by lessees for maintenance as a component of the liability for maintenance account which appears on the Interim Condensed Consolidated Balance Sheets. When the lessee incurs maintenance expenditures, MSAF Group must return a corresponding amount of the prepayment to the lessee. At this time, MSAF Group will forward cash to the lessee, with a corresponding decrease to the liability for maintenance account. MSAF Group will only reimburse the lessee for the cost of maintenance expenditures to the extent that sufficient prepayments have been made by the lessee. At the time an aircraft is re-leased to a new lessee, an assessment is made of the expected maintenance reserve requirements; any excess reserve is then released to lease income. In the three month period ended August 31, 2000, MSAF Group released $7.7 million of excess maintenance reserves which were received from certain of its former lessees. No maintenance reserves were released to income in the three month period ended August 31, 1999.

INVESTMENT INCOME

    Investment income for the three month period ended August 31, 2000 amounted to $1.0 million as compared to $0.5 million in the three month period ended August 31, 1999. Investment income represents interest income on MSAF Group's cash and cash equivalents.

    Investment income has increased due to a higher level of cash and cash equivalents. The increase primarily reflects $15.8 million of cash balances acquired from MSF in connection with MSAF Group's acquisition of 29 commercial aircraft. Such cash balances primarily consist of security deposits and advance rental payments made by certain lessees.

INTEREST EXPENSE

    Interest expense, net of swap income of $0.3 million, amounted to $33.3 million for the three month period ended August 31, 2000. Interest expense, including swap costs of $1.3 million, amounted to

$15.5 million for the three month period ended August 31, 1999. Interest expense relates to the interest paid on the Notes and the New Notes. The increase in interest expense is primarily due to the New Notes, which were issued on March 15, 2000, coupled with a higher average interest rate on the existing Notes. The weighted average interest rate on MSAF Group's notes payable during the three month period ended August 31, 2000 was 7.30% as compared to 5.89% during the three month period ended August 31, 1999, reflecting a higher interest rate environment. The average principal balance in respect of MSAF Group's notes payable during the three month period ended August 31, 2000 was $1,810.2 million as compared to $949.3 million during the three month period ended August 31, 1999.

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

DEPRECIATION

    Depreciation expense for the three month period ended August 31, 2000 amounted to $25.4 million as compared to $11.8 million in the three month period ended August 31, 1999. The increase is attributable MSAF Group's acquisition of 29 commercial aircraft.

OPERATING EXPENSES

    SERVICE PROVIDER AND OTHER FEES. Service provider and other fees for the three month period ended August 31, 2000 were $3.0 million as compared to $2.2 million in the three month period ended August 31, 1999. The most significant element in both periods was the aircraft servicing fee paid to ILFC which amounted to $2.0 million in the three month period ended August 31, 2000 and $1.3 million in the three month period ended August 31, 1999. The higher fees paid to ILFC in the three month period ended August 31, 2000 reflected the increased fleet size as a result of MSAF Group's acquisition of 29 commercial aircraft.

    MAINTENANCE AND OTHER AIRCRAFT RELATED COSTS. Maintenance and other aircraft related costs for the three month period ended August 31, 2000 were $2.2 million as compared to $2.4 million for the three month period ended
August 31, 1999. The decrease reflects the receipt of $4.0 million in settlement of an insurance claim under MSAF Group's Technical Records Policy relating to the aircraft previously leased to Guyana Airways. This was partially offset by provisions for certain maintenance and redelivery costs incurred by MSAF Group associated with the aircraft previously subject to a sale-type capital lease with B.R.A. (see "Lessee Difficulties").

    Included within maintenance and other aircraft related costs were insurance, re-leasing and other costs incurred in the three month period ended August 31, 2000, which amounted to $0.4 million, as compared to $0.5 million for the three month period ended August 31, 1999.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED AUGUST 31, 2000,
AND THE NINE MONTHS ENDED AUGUST 31, 1999

    MSAF Group's results of operations for the nine months ended August 31, 2000 and the nine months ended August 31, 1999 are discussed below. The results are not directly comparable due to MSAF Group's acquisition of a portfolio of 29 commercial aircraft from MSF during the three month period ended May 31, 2000.

NET LOSS

    For the nine month period ended August 31, 2000, MSAF Group incurred a net loss of ($17.0) million, as compared to a net loss of ($6.7) million for the nine month period ended August 31, 1999. The increase in net loss reflects higher interest, depreciation and operating expenses, partially offset by an increase in lease income.

LEASE INCOME

    Lease income for the nine month period ended August 31, 2000 amounted to $143.8 million as compared to $87.0 million for the nine month period ended August 31, 1999. The increase in lease income is primarily due to MSAF Group's acquisition of 29 commercial aircraft, coupled with a release of excess maintenance reserves associated with certain of MSAF Group's former lessees.

    MSAF Group's operating results for the nine month period ended August 31, 2000 included provisions for doubtful accounts totaling $1.1 million. Such provisions were recorded by MSAF Group due to financial difficulties experienced by certain of MSAF Group's former lessees whose aircraft have already been repossessed (see "Lessee Difficulties"). Provisions for doubtful accounts were $7.2 million in the nine month period ended August 31, 1999. Lease income may decline in future periods due to potential lessee defaults and arrears including those discussed above.

INVESTMENT INCOME

    Investment income for the nine month period ended August 31, 2000 amounted to $2.5 million as compared to $1.3 million in the nine month period ended August 31, 1999. Investment income represents interest income on MSAF Group's cash and cash equivalents.

    Investment income has increased due to a higher level of cash and cash equivalents in connection with MSAF Group's acquisition of 29 commercial aircraft. Such cash balances primarily consist of security deposits and advance rental payments made by certain lessees.

INTEREST EXPENSE

    Interest expense, including swap costs of $0.5 million, amounted to $79.4 million for the nine month period ended August 31, 2000. Interest expense, including swap costs of $4.2 million, amounted to $47.9 million for the nine month period ended August 31, 1999. Interest expense relates to the interest paid on the Notes and the New Notes. The increase interest expense is primarily due to the New Notes, which were issued on March 15, 2000, coupled with a higher average interest rate on the existing Notes. The weighted average interest rate on MSAF Group's notes payable during the nine month period ended August 31, 2000 was 6.87% as compared to 5.99% during the nine month period ended August 31, 1999, reflecting a higher interest rate environment. The average principal balance in respect of MSAF Group's notes payable during the nine month period ended
August 31, 2000 was $1,562.0 million as compared to $963.9 million during the nine month period ended August 31, 1999

DEPRECIATION

    Depreciation expense for the nine month period ended August 31, 2000 amounted to $60.1 million as compared to $35.3 million in the nine month period ended August 31, 1999. The increase is attributable MSAF Group's acquisition of 29 commercial aircraft.

OPERATING EXPENSES

    SERVICE PROVIDER AND OTHER FEES. Service provider and other fees for the nine month period ended August 31, 2000 were $10.2 million as compared to $6.4 million in the nine month period ended August 31, 1999. The increase in the nine month period ended August 31, 2000 reflects certain fees and expenses incurred in connection with MSAF Group's acquisition of 29 commercial aircraft from MSF. The increase also reflects a higher aircraft servicing fee paid to ILFC, which amounted to $5.0 million in the nine month period ended August 31, 2000 and $4.0 million in the nine month period ended August 31, 1999. The higher fees paid to ILFC in the nine month period ended August 31, 2000 reflected the increased fleet size as a result of MSAF Group's acquisition of 29 commercial aircraft, partially offset by a reduction in fees due to the lower rental revenues generated by the remainder of the fleet as a result of aircraft on ground during the period.

    MAINTENANCE AND OTHER AIRCRAFT RELATED COSTS. Maintenance and other aircraft related costs for the nine month period ended August 31, 2000 were $13.7 million as compared to $5.4 million for the nine month period ended
August 31, 1999. The increase was primarily attributable to certain maintenance and redelivery costs incurred by MSAF Group associated with two aircraft previously leased to Oman Air, one previously leased to TAESA and provisions for certain maintenance and redelivery costs associated with the aircraft previously subject to a sale-type capital lease with B.R.A. (see "Lessee Difficulties"). This was partially offset by the receipt of $4.0 million in settlement of an insurance claim under MSAF Group's Technical Records Policy relating to the aircraft previously leased to Guyana Airways.

    Included within maintenance and other aircraft related costs were insurance, re-leasing and other costs incurred in the nine month period ended August 31, 2000, which amounted to $1.2 million, as compared to $2.0 million for the nine month period ended August 31, 1999.

FINANCIAL RESOURCES AND LIQUIDITY

    Refer to Appendix 1 for additional information regarding the cash performance of MSAF Group for the period from May 16, 2000 to August 15, 2000.

LIQUIDITY

    MSAF Group's cash and cash equivalents at August 31, 2000 were $70.3 million. Of this amount, $30 million represents the cash portion of the Liquidity Reserve Amount (as defined below) and $40.3 million represents rental, maintenance receipts, certain security deposit receipts and cash held for accrued expenses.

    In addition to the $30 million cash portion at August 31, 2000, the Liquidity Reserve Amount also contained $71.0 million of undrawn credit and liquidity facilities from MSDW and ILFC.

CASH FLOWS FROM OPERATING ACTIVITIES

    Operating cash flows depend on many factors, including the performance of lessees and MSAF Group's ability to re-lease aircraft, the average interest rates of the Notes and the New Notes, the effectiveness of MSAF Group's interest rate hedging policies and whether MSAF Group will be able to refinance certain subclasses of notes that may not be repaid with lease cash flows.

    Net cash provided by operating activities in the nine month period ended August 31, 2000 amounted to $62.9 million, principally reflecting non-cash depreciation expense of $60.1 million, a net loss of ($17.0) million and an increase in other liabilities of $8.6 million.

    Net cash provided by operating activities in the nine month period ended August 31, 1999 amounted to $34.8 million, principally reflecting non-cash depreciation expense of $35.3 million, a net loss of ($6.7) million and an increase in the provision for doubtful accounts of $7.2 million.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

    Net cash used for investing activities in the nine month period ended August 31, 2000, amounted to $876.8 million which was used to purchase a portfolio of 29 commercial aircraft, as well as certain other assets and liabilities related to these aircraft, from MSF. MSAF Group did not utilize any cash for investing activities in the nine month period ended August 31, 1999.

    Net cash provided by financing activities in the nine month period ended August 31, 2000 amounted to $849.0 million, reflecting the proceeds from the offering of the New Notes less the repayment of the subclass A-1 notes and other repayments of principal on the Notes and the New Notes.

    Net cash used for financing activities in the nine month period ended
August 31, 1999 amounted to $32.0 million, reflecting repayments of principal on the Notes.

INDEBTEDNESS

    MSAF Group's indebtedness primarily consisted of the Notes and the New Notes in the amount of $1,797.0 million at August 31, 2000.

LIQUIDITY RESERVE AMOUNT

    The "LIQUIDITY RESERVE AMOUNT" is intended to serve as a source of liquidity for MSAF Group's maintenance reimbursement obligations, security deposit return obligations, operating expenses, contingent liabilities and Note obligations. The Liquidity Reserve Amount may be funded with cash and letters of credit, guarantees or other credit support instruments ("ELIGIBLE CREDIT FACILITIES") provided by, or supported with further Eligible Credit Facilities provided by, a person (an "ELIGIBLE PROVIDER") whose short-term unsecured debt is rated P-1 by Moody's Investors Service, A-1+ by Standard & Poor's, or F1+ by Fitch or is otherwise designated as an Eligible Provider by the controlling trustees. Both the ILFC facility discussed below under "--ILFC Facility" and the MSDW facility discussed below under "--MSDW Facility" are Eligible Credit Facilities and comprise part of the Liquidity Reserve Amount. There are currently no other Eligible Credit Facilities in place.

    The Liquidity Reserve Amount was approximately $119.1 million on August 31, 2000. The "MINIMUM LIQUIDITY RESERVE AMOUNT" may be funded with cash and with Eligible Credit Facilities and was approximately $30 million on August 31, 2000. The Liquidity Reserve Amount and the Minimum Liquidity Reserve Amount may be increased or decreased from time to time for any reason (including upon acquisitions of additional aircraft) by an action of the controlling trustees in light of changes in, among other things, the condition of the aircraft, the terms and conditions of the leases, the financial condition of the lessees, sales of aircraft and prevailing industry conditions; provided that MSAF Group will obtain confirmation in advance in writing from the rating agencies that any proposed reduction in the Liquidity Reserve Amount or the Minimum Liquidity Reserve Amount will not result in a lowering or withdrawal by any of the rating agencies of their respective ratings of any class of notes.

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

    The Liquidity Reserve Amount and the Minimum Liquidity Reserve Amount have been determined largely based on an analysis of historical experience, assumptions regarding MSAF Group's future experience and the frequency and cost of certain contingencies in respect of the aircraft currently owned by MSAF Group, and are intended to provide liquidity for meeting the cost of maintenance obligations and non-maintenance, aircraft-related contingencies such as removing regulatory liens, complying with airworthiness directives, repossessing and re-leasing aircraft. In analyzing the future impact of these costs, assumptions have been made regarding their frequency and amount based upon historical experience. There can be no assurance, however, that historical experience will prove to be relevant in the future or that actual cash received by MSAF Group in the future will not be significantly less than that assumed. Any significant variation may materially adversely affect the ability of MSAF Group to make payments of interest and principal on the Notes and the New Notes.

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

    In addition, under the ILFC facility, ILFC will make loans to MSAF Group which MSAF Group may use for the same purposes as those for which the Liquidity Reserve Amount may be applied as discussed above under "--Liquidity Reserve Amount," including to pay interest and minimum principal payment amounts payable under the Indenture on the Notes and the New Notes. ILFC's obligation to make such amounts available shall be limited to the ILFC facility commitment, which was approximately $41.0 million on August 31, 2000. The ILFC facility commitment shall be equal to (i) at any time before an early termination of the Servicing Agreement for a reason other than a sale of all the aircraft in MSAF Group's current portfolio or the repayment or defeasance of MSAF Group's debt, the sum of (A) $20 million plus (B) total security deposits held by ILFC for the benefit of MSAF Group at such time minus (C) all drawings previously made by MSAF Group under the ILFC facility and required to be repaid to ILFC but not repaid at such time, and (ii) after either of those events, $20 million minus all ILFC facility drawn amounts required to be repaid to ILFC but not repaid at such time.

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

MSDW FACILITY

    Under the MSDW facility, MSDW will make loans to MSAF Group which MSAF Group may use for the same purposes as those for which the Liquidity Reserve Amount may be applied as discussed above under "--Liquidity Reserve Amount," including to pay interest and minimum principal payment amounts on the Notes and the New Notes. MSDW's obligation to make such amounts available shall be limited to the MSDW facility commitment. The MSDW facility commitment, at any time, shall be equal to the sum of (i) $30 million minus (ii) all drawings previously made by MSAF Group under the MSDW facility and not repaid at such time.

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

    The terms of each subclass of the Notes and the New Notes, including the outstanding principal amount and estimated fair value as of August 31, 2000 were as follows:

                               OUTSTANDING
                                PRINCIPAL                                                               ESTIMATED FAIR
                                 AMOUNT            ANNUAL                                                   VALUE
                              AT AUGUST 31,     INTEREST RATE       EXPECTED FINAL     FINAL MATURITY   AT AUGUST 31,
      SUBCLASS OF NOTE            2000        (PAYABLE MONTHLY)      PAYMENT DATE           DATE             2000
----------------------------  -------------   -----------------   ------------------   --------------   --------------
                                ($000'S)                                                                   ($000'S)
Subclass A-2................    $218,212        LIBOR + 0.35%     September 15, 2005   March 15, 2023      $217,803
Subclass A-3................     580,000        LIBOR + 0.52%         March 15, 2002   March 15, 2025       580,997
Subclass A-4................     200,000        LIBOR + 0.54%         March 15, 2003   March 15, 2025       200,375
Subclass A-5................     372,287        LIBOR + 0.58%          June 15, 2008   March 15, 2025       373,276
Subclass B-1................      86,892        LIBOR + 0.65%         March 15, 2013   March 15, 2023        85,480
Subclass B-2................      75,000        LIBOR + 1.05%         March 15, 2007   March 15, 2025        75,152
Subclass C-1................      99,580                6.90%         March 15, 2013   March 15, 2023        89,591
Subclass C-2................      55,000                9.60%       October 15, 2016   March 15, 2025        56,358
Subclass D-1................     110,000                8.70%         March 15, 2014   March 15, 2023        88,000

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

CURRENT SWAP PORTFOLIO

    As of August 31, 2000, MSAF Group was a party to thirteen interest rate swaps with MSCS. In eleven of these swaps MSAF Group paid a fixed monthly coupon and received one month LIBOR and in two of these swaps MSAF Group paid one month LIBOR and received a fixed monthly coupon on the notional balances as set out below:

                                                                                                ESTIMATED FAIR
                                                                                                    VALUE
      NOTIONAL                                                  FIXED MONTHLY   FIXED MONTHLY   AT AUGUST 31,
       BALANCE                                                    PAY RATE      RECEIVE RATE         2000
      ($000'S)           EFFECTIVE DATE       MATURITY DATE          (%)             (%)           ($000'S)
---------------------   -----------------   -----------------   -------------   -------------   --------------
              300,000   November 12, 1997   November 15, 2000       6.1325              --         $    479
              200,000   November 12, 1997   November 15, 2002       6.2150              --            2,631
              200,000   November 12, 1997   November 15, 2004       6.2650              --            4,395
              150,000   November 12, 1997   November 15, 2007       6.3600              --            4,572
               50,000   November 12, 1997   November 15, 2009       6.4250              --            1,706
              150,000   February 19, 1998   November 15, 2007           --           5.860           (8,856)
               50,000   February 19, 1998   November 15, 2009           --           5.905           (3,486)
              100,000    January 24, 2000   November 22, 2006       7.3365              --           (2,326)
              100,000    January 24, 2000   November 22, 2009       7.4450              --           (3,578)
              100,000    January 24, 2000   November 22, 2011       7.4600              --           (4,056)
              100,000    January 24, 2000   November 22, 2014       7.3550              --           (3,596)
              100,000    January 24, 2000   November 22, 2019       7.3690              --           (4,329)
              200,000   February 25, 2000   February 25, 2002       7.1200              --             (776)

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27.1 Financial Data Schedule.

    (b) Reports on Form 8-K: During the three-month period to which this report relates, MSAF filed the following Reports on Form 8-K, on the dates indicated:

    (i) June 15, 2000, July 17, 2000 and August 15, 2000 (each containing a monthly report to holders of the Notes and the New Notes).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 13, 2000
                                                                       MORGAN STANLEY AIRCRAFT FINANCE

                                                       By:             /s/ ALEXANDER FRANK
                                                            -----------------------------------------
                                                                         Alexander Frank
                                                                        Signatory Trustee

                        MORGAN STANLEY AIRCRAFT FINANCE

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER
---------------------
        27.1            Financial Data Schedule

                                                                      APPENDIX 1

                        MORGAN STANLEY AIRCRAFT FINANCE
         CASH ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                THREE MONTH PERIOD FROM JUNE 2000 TO AUGUST 2000

                                    CONTENTS

I   BACKGROUND AND GENERAL INFORMATION

II COMPARISON OF ACTUAL CASH FLOWS VERSUS THE 2000 BASE CASE FOR THE THIRD QUARTER 2000

III OTHER FINANCIAL DATA

IV RECENT DEVELOPMENTS

    APPENDICES

I BACKGROUND AND GENERAL INFORMATION

    Morgan Stanley Aircraft Finance ("MSAF"), a Delaware business trust, is a special purpose vehicle which owns aircraft subject to operating leases. Under the terms of its Indenture, MSAF may acquire additional aircraft and sell aircraft from the fleet. Any acquisition of additional aircraft will be subject to certain confirmations with respect to the Notes from rating agencies and compliance with certain operating covenants of MSAF as set out in the Indenture.

INITIAL PORTFOLIO

    On March 3, 1998, MSAF issued $1,050 million of Notes in connection with its acquisition of 33 aircraft plus an engine with a total appraised value at September 30, 1997 of $1,115.5 million from International Lease Finance Corporation ("ILFC"). All but one of the 33 aircraft was acquired by MSAF.

NEW ISSUANCE

    On March 15, 2000, MSAF refinanced the A-1 subclass Notes of $400 million as part of a total issuance of $1,310 million of New Notes in five subclasses (A-3, A-4, A-5, B-2 and C-2). In addition to the refinancing of the A-1 subclass, the New Notes were issued in association with MSAF's acquisition of 29 aircraft with a total appraised value of $1,047.8 million as of November 30, 1999 from a subsidiary of Morgan Stanley Dean Witter & Co. ("MSDW"). MSDW acquired two aircraft from an affiliate of GE Capital Corporation on March 19, 1999 and 27 aircraft from ILFC on August 6, 1999.

COMBINED PORTFOLIO

    As a result of the acquisition, the overall size of MSAF's combined aircraft fleet is now 61 aircraft plus an engine with a total appraised value of $2,000.9 million as of November 30, 1999. As of October 1, 2000, MSAF had 61 lease contracts in effect with 41 lessees based in 25 countries and one aircraft was off-lease as shown in Appendix A.

MANAGEMENT DISCUSSION AND ANALYSIS

    The discussion and analysis that follows in Section II and III are based on the results of MSAF and its subsidiaries as a single entity (collectively the "MSAF GROUP") for the Third Quarter 2000 and relates to the combined portfolio of 61 aircraft plus an engine.

    For the purposes of this report, the "THIRD QUARTER 2000", discussed in
Section II shall comprise information from the monthly cash reports dated June 15, 2000 to August 15, 2000. The financial data in this report includes cash receipts from May 10, 2000 (first day of the Collection Period for the June 2000 Report) up to August 9, 2000 (last day of the Collection Period for the August 2000 Report). It also includes payments made by MSAF Group between May 16, 2000 and up to August 15, 2000 (the Note Payment Date for the
August 2000 Report).

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

II COMPARISON OF ACTUAL CASH FLOWS VERSUS THE 2000 BASE CASE FOR THE THIRD
  QUARTER 2000

    The March 8, 2000 Offering Memorandum for the New Notes contains assumptions in respect of MSAF Group's future cash flows and cash expenses (the "2000 BASE CASE"). For the purpose of this report, "NET CASH COLLECTIONS" is defined as Total Cash Collections less Total Cash Expenses, Drawings from and Transfers to Expense Account, Interest Payments, Swap Payments and Exceptional Items. A discussion of the Cash Collections, Cash Expenses, Drawings from and Transfers to Expense Account, Interest Payments, Swap Payments, Exceptional Items and Principal Payments is given below and should be read in conjunction with the analysis in Appendix B.

CASH COLLECTIONS

    "Total Cash Collections" include Net Lease Rentals (Contracted Lease Rentals plus Movement in Current Arrears Balance less Net Stress-related Costs), Interest Earned, and Net Maintenance.

                                                               ACTUAL    BASE CASE   VARIANCE
CASH COLLECTIONS                                                $ MM       $ MM        $ MM
----------------                                              --------   ---------   --------
Lease Rentals...............................................    57.9       57.9          --
  --Renegotiated Leases.....................................      --         --          --
  --Rental Resets...........................................      --         --          --
                                                                ----       ----        ----
CONTRACTED LEASE RENTALS....................................    57.9       57.9          --
Movement in Current Arrears Balance.........................     0.1         --         0.1
Net Stress-related Costs....................................     3.2       (2.7)        5.9
                                                                ----       ----        ----
NET LEASE RENTALS...........................................    61.2       55.2         6.0
Interest Earned.............................................     1.1        0.6         0.5
Net Maintenance.............................................    (3.5)        --        (3.5)
                                                                ----       ----        ----
TOTAL CASH COLLECTIONS......................................    58.8       55.8         3.0
                                                                ====       ====        ====

    In the Third Quarter 2000, MSAF Group generated approximately $58.8 million in Total Cash Collections, $3.0 million more than assumed in the 2000 Base Case. This difference is due to a combination of the factors set out below (the numbers in brackets refer to the line item number shown in Appendix B).

[2]  RENEGOTIATED LEASES

    Renegotiated Leases refers to the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental. Typically, this can be a permanent reduction over the remaining lease term in exchange for other contractual concessions. No lease was renegotiated during the Third Quarter 2000.

[3]  RENTAL RESETS

    Rental Resets is a measure of the loss in rental revenue when new lease rates are lower than those assumed in the 2000 Base Case. In the Third Quarter 2000, one new lease was written. To compensate for a short lease term
(4 months), the lease rate was above market, resulting in a small increase over the 2000 Base Case assumptions for this aircraft. See Section IV--"Recent Developments" for a discussion of current re-leasing events as of October 1, 2000.

[4]  CONTRACTED LEASE RENTALS

    Contracted Lease Rentals represents the current contracted lease rental rollout which equates to the 2000 Base Case Lease Rentals less adjustments for Renegotiated Leases and Rental Resets. For the Third Quarter 2000, Contracted Lease Rentals were $57.9 million, the same as assumed in the 2000 Base Case.

[5]  MOVEMENT IN CURRENT ARREARS BALANCE

    Current Arrears are the total contracted lease rentals outstanding from current lessees at a given date and excludes any amounts classified as Bad Debts. The Current Arrears Balance at the end of the Second Quarter 2000 (payment date of May 15, 2000) was $0.9 million versus $0.8 million at the end of the Third Quarter 2000, a decrease in arrears of $0.1 million.

                                                             CURRENT    CURRENT     MOVEMENT    SECURITY
                                                             ARREARS    ARREARS    IN CURRENT   DEPOSITS
                                                             5/15/00    8/15/00     ARREARS       HELD
AIRCRAFT TYPE                                    COUNTRY       $ MM       $ MM        $ MM        $ MM
-------------                                  -----------   --------   --------   ----------   --------
A310-300.....................................  Brazil          0.7         0.0        (0.7)        --
B737-300.....................................  USA             0.2         0.0        (0.2)        --
A320-200.....................................  Ireland         0.0         0.7         0.7        1.0
Engine.......................................  Netherlands     0.0         0.1         0.1        0.1
                                                               ---        ----        ----        ---
TOTAL........................................                  0.9         0.8        (0.1)       1.1
                                                               ===        ====        ====        ===

    As of the Noteholders Report on August 15, 2000, two lessees were in arrears, owing $0.8 million, against which MSAF Group held security deposits of $1.1 million. See Section IV--"Recent Developments" for a discussion of Current Arrears as of October 1, 2000.

NET STRESS-RELATED COSTS

    Net Stress-related Costs is a combination of all the factors which can cause actual lease rentals received to differ from the Contracted Lease Rentals. The 2000 Base Case assumed Net Stress-related Costs equal to 4.5% of the 2000 Base Case Lease Rentals.

                                                               ACTUAL    BASE CASE   VARIANCE
NET STRESS-RELATED COSTS                                        $ MM       $ MM        $ MM
------------------------                                      --------   ---------   --------
Bad Debts...................................................    (1.8)
Security Deposits Drawn Down................................     0.7
Restructured Arrears........................................      --
AOG.........................................................    (1.8)
Other Leasing Income........................................     6.4
Repossession Costs..........................................    (0.3)
                                                                ----       ----        ---
NET STRESS--RELATED COSTS...................................     3.2       (2.7)       5.9
                                                                ====       ====        ===

    For the Third Quarter 2000, Net Stress-related Costs amounted to positive income of $3.2 million. A detailed analysis of Net Stress-related Costs is provided below in line items [6] to [11].

[6]  BAD DEBTS AND [7] SECURITY DEPOSITS DRAWN DOWN

    Bad Debts are rental arrears owed by lessees who have defaulted and which are deemed irrecoverable. These arrears are partially offset by the draw down of security deposits held and amounts subsequently recovered from the defaulted lessee. In the Third Quarter 2000, rental arrears associated with two lessees were deemed irrecoverable and classified as Bad Debts.

    A former Brazilian lessee, B.R.A., defaulted on its obligations under its lease of an A310-300 aircraft and the aircraft was repossessed in May 2000. The lease was scheduled to expire in July 2007. The total amount of rental payments due under the lease at the date of repossession was $1.3 million. There was no security deposit held by MSAF Group to offset against the arrears balance.

    A second Brazilian lessee, VASP, defaulted on its obligations under its lease of a B737-300 aircraft and the aircraft was repossessed in May 2000 following legal proceedings against VASP. The lease was scheduled to expire in March 2003. The total rental payments due under the lease at the date of repossession totaled $0.5 million. A security deposit of $0.7 million, held by MSAF Group, was drawn down against this lessee, covering the arrears and a portion of the expenditure incurred in returning the aircraft to a deliverable condition.

[8]   RESTRUCTURED ARREARS

    Restructured Arrears refer to current arrears that have been capitalized and restructured into a note payable, which is repaid over an agreed period. There were no losses from Restructured Arrears in the Third Quarter 2000. See
Section IV--"Recent Developments" for information on the current level of Restructured Arrears as of October 1, 2000.

[9]  AIRCRAFT ON GROUND ("AOG")

    AOG is defined as the Base Case Lease Rental lost when an aircraft is off-lease and non-revenue earning.

AOG ANALYSIS FOR THE THIRD QUARTER 2000

                                                                      LOST RENTAL
                        AIRCRAFT TYPE   OLD LESSEE     NEW LESSEE         $MM
                        -------------   ----------   --------------   -----------
1                        A310-300        B.R.A.      Region Air           0.9
2                        B737-300        VASP                    --       0.7
3                        B737-400        TAESA       Travel Service       0.2
                                                                          ---
                         TOTAL                                            1.8
                                                                          ===

    The impact of AOG downtime amounted to lost rental of $1.8 million during the Third Quarter 2000. This was in respect of three aircraft, one A310-300 (previously on lease to B.R.A.), one B737-300 (previously on lease to VASP) and one B737-400 (previously on lease to TAESA). All three leases were terminated early and the aircraft repossessed. See Section IV--"Recent Developments" for an analysis of AOG Costs as of October 1, 2000.

[10]  OTHER LEASING INCOME

    Other Leasing Income consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments, default interest or payment for excess flight hours flown. In the Third Quarter 2000, Other Leasing Income amounted to $6.4 million. This mainly related to $4.0 million received in respect of an insurance claim submitted for the maintenance work, repairs and services required to reconstruct the technical records following repossession of a B757-200 aircraft from Guyana Airways. The remainder consisted of $2.1 million received against arrears due before the New Issuance Date
(March 15, 2000) and $0.3 million received from a lessee in respect of the fee payable upon exercise of an early termination option.

[11]  REPOSSESSION COSTS

    Repossession Costs consist of legal and aircraft technical costs incurred as a result of repossessing an aircraft. In the Third Quarter 2000, Repossession Costs amounted to $0.3 million, which primarily related to consultancy and legal fees incurred during the repossession of the A310-300 previously on lease to B.R.A. and repossession of the B737-300 previously on lease to VASP.

[13]  NET LEASE RENTALS

    Net Lease Rentals is Contracted Lease Rentals plus the Movement in Current Arrears Balance less Net Stress-related Costs. In the Third Quarter 2000, Net Lease Rentals amounted to $61.2 million, $6.0 million greater than assumed in the 2000 Base Case. The variance was primarily attributable to the increase in Other Leasing Income, which is discussed above in line item [10].

[14]  INTEREST EARNED

    Interest Earned relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account in the Third Quarter 2000 consisted of the cash liquidity reserve amount of $30.0 million, lessee Security Deposits of $18.3 million, plus the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next three months. The average interest rate for the three-month period was 6.50%, 53 basis points greater than the 5.97% assumed in the 2000 Base Case. In the Third Quarter 2000, Interest Earned amounted to $1.1 million, $0.5 million more than assumed in the 2000 Base Case. The difference was due primarily to a higher interest rate and interest earned on Other Leasing Income received during the Third Quarter 2000.

[15]  NET MAINTENANCE

    Net Maintenance refers to maintenance receipts less any maintenance reimbursements paid to lessees. In the Third Quarter 2000, actual maintenance receipts amounted to $6.8 million while maintenance expenditure amounted to $10.3 million, generating negative Net Maintenance of $3.5 million.

    Maintenance expenditure included costs incurred in the overhaul of two A310-300 airframes previously on lease to Oman air ($2.4 million), the overhaul of one B737-400 airframe previously on lease to TAESA ($1.0 million), the reimbursement from reserves for the overhaul of five engines ($6.2 million) and two C-Checks ($0.7 million). The 2000 Base Case made no assumptions for Net Maintenance as it assumed that, over time, maintenance receipts will equal maintenance expenditure. However, it is unlikely that in any particular Note Payment Period, maintenance receipts will exactly equal maintenance expenditure.

CASH EXPENSES

    "Total Cash Expenses" include Aircraft Operating Expenses and SG&A Expenses. In the Third Quarter 2000, Total Cash Expenses were $3.0 million, the same as assumed in the 2000 Base Case, which assumed these costs to be 5.0% of the 2000 Base Case Lease Rentals.

                                                      ACTUAL    BASE CASE   VARIANCE
CASH EXPENSES                                          $ MM       $ MM        $ MM
-------------                                        --------   ---------   --------
Aircraft Operating Expenses........................    (0.2)      (0.5)        0.3
SG&A Expenses......................................    (2.8)      (2.5)       (0.3)
                                                       ----       ----        ----
TOTAL CASH EXPENSES................................    (3.0)      (3.0)         --
                                                       ====       ====        ====

    AIRCRAFT OPERATING EXPENSES include all operational costs related to the leasing of an aircraft including costs of insurance, re-leasing and other overhead costs. In the Third Quarter 2000, Aircraft Operating

Expenses amounted to $0.2 million, $0.3 million less than the 2000 Base Case, which assumed these costs to be 0.8% of the 2000 Base Case Lease Rentals.

[17]  INSURANCE

    Insurance costs of $0.1 million were incurred in the Third Quarter 2000 and related to the payment of the quarterly premium in respect of the aircraft contingent insurance program.

[18]  RE-LEASING AND OTHER OVERHEAD COSTS

    Re-leasing and other overhead costs consist of miscellaneous re-delivery and leasing costs associated with re-leasing events. In the Third Quarter 2000 these costs amounted to $0.1 million.

    SG&A EXPENSES relate to fees paid to the Aircraft Servicer and to other service providers. In the Third Quarter 2000, SG&A Expenses were $2.8 million, $0.3 million higher than assumed in the 2000 Base Case. The variance is described below in line items [20] and [21].

[20]  AIRCRAFT SERVICER FEES

    The Aircraft Servicer Fees are defined as amounts paid to the Aircraft Servicer, ILFC, in accordance with the terms of the Servicing Agreement. In the Third Quarter 2000, the total Aircraft Servicer Fees paid was $2.0 million, in line with the 2000 Base Case assumptions.

    Aircraft Servicer Fees consist of:

                                                                $ MM
                                                              --------
Base Fee....................................................    0.7
Rent Collected Fee..........................................    0.7
Rent Contracted Fee.........................................    0.6
Incentive Fee 1999/2000*....................................    0.0
                                                                ---
TOTAL SERVICER FEE..........................................    2.0
                                                                ===

------------------------

* FOR FINANCIAL YEAR ENDED NOVEMBER 30, 2000

    The Base Fee is a fixed amount per month per aircraft and changes only as aircraft are acquired or sold. The Rent Contracted Fee is equal to 1% of all rentals contracted in the current calendar month. The Rent Collected Fee is equal to approximately 1.25% of all rentals received during the previous calendar month. The Incentive Fee applies to the Initial Portfolio only and is set at 10% of all cash flow received above a targeted annual amount set in the Operating Budget at the beginning of each financial year. No Incentive Fee was payable to ILFC in the Third Quarter 2000 for the financial year ended November 2000.

[21] OTHER SERVICER FEES

    Other Servicer Fees relate to fees and expenses paid to other service providers including the Administrative Agent, Financial Advisor, legal advisors, accountants and Independent Trustees. In the Third Quarter 2000, Other Servicer Fees amounted to $0.8 million as compared to an assumed expense of $0.5 million in the 2000 Base Case, a variance of $0.3 million. The variance was due primarily to the payment of $0.3 million for the registration of the New Notes with the Securities and Exchange Commission.

NET CASH COLLECTIONS

    "Net Cash Collections" equals Total Cash Collections less Total Cash Expenses, Drawings from and Transfers to Expense Account, Interest Payments, Swap Payments and Exceptional Items.

                                                               ACTUAL    BASE CASE   VARIANCE
NET CASH COLLECTIONS                                            $ MM       $ MM        $ MM
--------------------                                          --------   ---------   --------
Total Cash Collections......................................    58.8        55.8        3.0
Total Cash Expenses.........................................    (3.0)       (3.0)        --
Drawings from Expense Account...............................    11.2          --       11.2
Transfers to Expense Account................................   (10.8)         --      (10.8)
Interest Payments...........................................   (33.7)      (31.1)      (2.6)
Swap Payments...............................................    (0.2)       (2.5)       2.3
Exceptional Items...........................................      --          --         --
                                                               -----       -----      -----
NET CASH COLLECTIONS........................................    22.3        19.2        3.1
                                                               =====       =====      =====

[23] TOTAL CASH COLLECTIONS

    As discussed in line items [1] to [15], MSAF Group generated approximately $58.8 million in Total Cash Collections, $3.0 million more than assumed in the 2000 Base Case.

[24] TOTAL CASH EXPENSES

    As discussed in line items [17] to [21], MSAF Group incurred approximately $3.0 million in Total Cash Expenses, the same as assumed in the 2000 Base Case.

[25] DRAWINGS FROM EXPENSE ACCOUNT

    The Expense Account contains cash set aside each month from current cash collections to pay for expenses which are expected to be payable over the next three months. The Administrative Agent determines the level of cash set aside each month. In the Third Quarter 2000, $11.2 million was drawn from the Expense account to pay expenses incurred and which were payable during the period. The 2000 Base Case made no assumption as to the level of these Drawings.

[26] TRANSFERS TO EXPENSE ACCOUNT

    Transfers to the Expense Account represents the level of cash set aside each month to pay for expenses which are expected to be payable over the next three months. During the Third Quarter 2000, $10.8 million was transferred to the Expense Account. As at August 15, 2000, the closing balance on the Expense Account was $4.1 million, which will be used to fund future expenses, primarily maintenance.

[27] INTEREST PAYMENTS AND [28] SWAP PAYMENTS

    In the Third Quarter 2000, Interest Payments to Noteholders amounted to $33.7 million. This is $2.6 million higher than the 2000 Base Case, which assumed interest costs for the Third Quarter 2000 to be $31.1 million. The higher interest payments are due to a higher than assumed debt balance outstanding during the three month period and a higher than assumed average LIBOR. The average LIBOR for the Third Quarter 2000 was 6.60% versus an assumed LIBOR of 5.97%. The higher interest costs were offset by a reduction in the amount of Swap Payments. MSAF paid $0.2 million in swap costs, $2.3 million less than assumed in the 2000 Base Case.

[29] EXCEPTIONAL ITEMS

    Exceptional Items refer to cash flows that occur infrequently and are outside the normal business activities of MSAF. There were no exceptional cash flows in the Third Quarter 2000.

[31] PRINCIPAL PAYMENTS

    In the Third Quarter 2000, total Principal Payments to Noteholders amounted to $22.3 million, $3.1 million greater than assumed in the 2000 Base Case, reflecting the higher Net Cash Collections available during this period, mainly as a result of Other Leasing Income.

III OTHER FINANCIAL DATA

    An analysis of MSAF Group's Performance to Date versus the 2000 Base Case as of August 15, 2000 is shown in Appendix C. Details of interest and debt coverage ratios and Loan-to-Value ratios (LTV's) as of August 15, 2000 are shown in Appendix D.

CASH

    Cash held at August 15, 2000 was $52.4 million. This includes $30.0 million representing the cash portion of the Liquidity Reserve Amount at that time. This is a source of liquidity for, among other things, maintenance obligations, operating expenses and contingent liabilities. The balance consists of $18.3 million in lessee security deposits and $4.1 million in accrued expenses held in the Expense Account in respect of future maintenance obligations and other costs.

    In addition to the $52.4 million cash balance held at August 15, 2000, the Liquidity Reserve Amount also contained credit and liquidity facilities provided by MSDW and ILFC aggregating to $71.0 million. Neither of these facilities was drawn upon in the Third Quarter 2000.

AIRCRAFT VALUES

    Under the terms of the Notes, MSAF Group is required to obtain new appraisals of the Base Value of each aircraft from a minimum of three independent appraisers each year. The annual appraisal must be delivered to the Security Trustee no later than October 31 of each year. The next appraisal is due to deliver to the Trustee no later than October 31, 2000. The current appraisals as of November 30, 1999 are shown in Appendix A.

A-D NOTE BALANCE

    As of August 15, 2000, the aggregate amount of Class A-D Notes outstanding was $1,797.0 million, slightly ahead of the 2000 Base Case assumptions.

IV RECENT DEVELOPMENTS

    The following discussion refers to information pertaining to the portfolio of 62 aircraft assets, which were owned by MSAF Group as of October 1, 2000.

RE-MARKETING TASK FOR PORTFOLIO OF 62 AIRCRAFT ASSETS

    As of October 1, 2000, one aircraft from a portfolio of 62 aircraft assets was off-lease. The aircraft, a B737-300, is currently being marketed by the Servicer.

SUMMARY

                                                              NO. OF AIRCRAFT
                                                              ---------------
No. of Aircraft Assets subject to Lease Agreements..........         61
No. of Aircraft Assets off-lease............................          1
                                                                     --
Total No. of Aircraft Assets................................         62
                                                                     --

No. of Aircraft Assets scheduled to expire before Dec 31,
  2000......................................................          2
No. of Aircraft Assets scheduled to expire in the year to
  Dec 31, 2001..............................................         12
                                                                     --
Equals Total Near-term re-marketing task....................         14
                                                                     --
Of which LOI signed.........................................          5
                                                                     --

    Two leases are scheduled to expire before December 31, 2000. One of the two aircraft, a B767-200, is subject to a non-binding letter of intent. The second aircraft, a B737-400, is not yet subject to a non-binding letter of intent, but the Servicer is currently negotiating with the current operator and with other interested parties.

RE-MARKETING TASK: BY NUMBER OF AIRCRAFT

YEAR ENDING                                            2000       2001       2002       2003       2004      >2005      TOTAL
-----------                                          --------   --------   --------   --------   --------   --------   --------
A300...............................................                                                  1          1          2
A310...............................................                                       2                     1          3
A320...............................................                 1          1          3                     1          6
A321...............................................                            1          1                                2
A330...............................................                 1                                                      1
A340...............................................                                       1                                1
B737...............................................    2(-)        7*          2          4          3          2         20
B747...............................................                            1          1                                2
B757...............................................                2*          1                                5          8
B767...............................................     1*                     1          1          1          2          6
F50................................................                                       2                                2
F70................................................                                       1          2                     3
MD82...............................................                                                  1                     1
MD83...............................................                 1                     1                     2          4
Engine.............................................                            1                                           1
                                                        --         --         --         --         --         --         --
TOTAL..............................................      3         12          8         17          8         14         62
                                                        ==         ==         ==         ==         ==         ==         ==

------------------------

* INCLUDES AIRCRAFT CURRENTLY SUBJECT TO A NON-BINDING LETTER OF INTENT.

(-) INCLUDES ONE AIRCRAFT CURRENTLY OFF-LEASE.

RE-MARKETING TASK: BY APPRAISED VALUE*

YEAR ENDING                                     2000       2001       2002       2003       2004      >2005      TOTAL
-----------                                   --------   --------   --------   --------   --------   --------   --------
A300........................................                                                2.55%      2.31%      4.86%
A310........................................                                     2.25%                 1.38%      3.63%
A320........................................               1.52%      1.61%      4.59%                 1.49%      9.21%
A321........................................                          1.95%      1.98%                            3.93%
A330........................................               4.00%                                                  4.00%
A340........................................                                     4.58%                            4.58%
B737........................................    2.09%      7.96%      2.53%      5.13%      3.84%      1.48%     23.03%
B747........................................                          4.87%      2.45%                            7.32%
B757........................................               3.93%      1.47%                            9.68%     15.08%
B767........................................    1.47%                 2.85%      2.66%      3.00%      6.52%     16.50%
F50.........................................                                     0.62%                            0.62%
F70.........................................                                     0.68%      1.45%                 2.13%
MD82........................................                                                0.89%                 0.89%
MD83........................................               0.95%                 0.99%                 2.00%      3.94%
Engine......................................                          0.28%                                       0.28%
                                                ----      -----      -----      -----      -----      -----      -----
TOTAL.......................................    3.56%     18.36%     15.56%     25.93%     11.73%     24.86%       100%
                                                ====      =====      =====      =====      =====      =====      =====

------------------------

* APPRAISED VALUE AS OF NOVEMBER 30, 1999

    As of October 1, 2000, 48 leases, representing 75.14% of the portfolio by appraised value as of November 30, 1999, are scheduled to expire before December 31, 2004. As of October 1, 2000, the average remaining term to lease expiry date, weighted by appraised value as of November 30, 1999 was 34 months. This would extend to 38 months if the five aircraft currently the subject of non-binding letters of intent were progressed to signed leases.

AIRCRAFT ON GROUND (AOG)

    As of October 1, 2000, there were two aircraft on the ground. One aircraft was subject to a signed lease and one aircraft was unplaced.

AOG ANALYSIS OCTOBER 1, 2000

AIRCRAFT TYPE           OLD LESSEE      STATUS      EXPECTED DELIVERY DATE
-------------           ----------   ------------   ----------------------
 A310-300                B.R.A.      Lease Signed   October 2000
 B737-300                VASP        Available      n/a

    One A310-300 aircraft was repossessed from B.R.A. in May 2000. The aircraft is currently subject to a signed lease and is scheduled to deliver to a new lessee in October 2000. This aircraft represents approximately 1.4% of the portfolio by appraised value as of November 30, 1999.

    One B737-300 aircraft was repossessed from VASP in May 2000. At the repossession date one of the engines was off-wing and in VASP's possession. Following a recent ruling by a Brazilian court, the engine has now been returned to MSAF Group. This aircraft represents approximately 1.0% of the portfolio by appraised value as of November 30, 1999.

LESSEE DIFFICULTIES

CURRENT ARREARS

    As of October 1, 2000, five lessees were in arrears. The eight aircraft on lease to these lessees represented 11.6% of the portfolio by appraised value as of November 30, 1999. The total Current Arrears amount with respect to these five lessees was $3.5 million, of which $1.9 million related to rental payments and $1.6 million related to maintenance reserves. MSAF Group held security deposits of $3.7 million against these arrears. The Current Arrears amount represented 1.5% of annual lease rental payments. The weighted average number of days past due of such arrears was 52 days.

REGIONAL ANALYSIS OF CURRENT ARREARS

    The categorization of countries into the geographical regions of Developed Markets, Emerging Markets and Other is determined using Morgan Stanley Capital International, Inc. ("MSCI") designations. A regional analysis of Current Arrears as of October 1, 2000 is shown below.

                                                      %                                         CURRENT    SECURITY
                                                  APPRAISED    NO. OF      NO. OF     NO. OF    ARREARS    DEPOSIT
             REGION                                 VALUE     COUNTRIES   AIRCRAFT   LESSEES      $ MM       $ MM
             ------                               ---------   ---------   --------   --------   --------   --------
Developed    Europe.............................     3.1%         1          2          1         1.4        1.0
             North America......................     2.9%         1          3          1         0.7        1.0
             Pacific............................      --          0          0          0         0.0        0.0
Emerging     Europe and Middle East.............     3.1%         2          2          2         1.0        1.2
             Asia...............................      --          0          0          0         0.0        0.0
             Latin America......................      --          0          0          0         0.0        0.0
Other        Other..............................     2.5%         1          1          1         0.4        0.5
                                                    ----          --         --         --        ---        ---
             TOTAL ARREARS......................    11.6%         5          8          5         3.5        3.7
                                                    ====          ==         ==         ==        ===        ===

EUROPE (DEVELOPED)

    MSAF Group currently leases 27.4% of the portfolio by appraised value as of November 30, 1999 in the Europe (Developed) region. One of the five lessees currently in arrears is based in this region. In January 2000, TransAer, a lessee based in Ireland, restructured rental and maintenance arrears into a note payable of $1.4 million. All of these restructured payments were due but unpaid on October 1, 2000. MSAF Group holds security deposits of $1.0 million against the arrears. These aircraft, both A320-200s, represent 3.1% of the portfolio by appraised value as of November 30, 1999. See "Restructured Arrears" below for a further discussion of these arrears.

NORTH AMERICA (DEVELOPED)

    MSAF Group currently leases 15.4% of the portfolio by appraised value as of November 30, 1999 in the North America (Developed) region. One of the five lessees currently in arrears is based in the North America region. As of October 1, 2000, TWA, a lessee based in the U.S.A., owed rental arrears of $0.7 million against which MSAF Group held security deposits of $1.0 million. This lessee habitually makes its rental payments approximately one week later than its contracted due date and this is, therefore, not deemed to be a receivables issue. These three aircraft, one MD-82 and two MD-83s, represent a total of 2.9% of the portfolio by appraised value as of November 30, 1999.

PACIFIC (DEVELOPED)

    MSAF Group currently leases 11.3% of the portfolio by appraised value as of November 30, 1999 in the Pacific (Developed) region. As of October 1, 2000, none of these lessees were in arrears.

EUROPE AND MIDDLE EAST (EMERGING)

    MSAF Group currently leases 7.8% of the portfolio by appraised value as of November 30, 1999 in the Europe and Middle East (Emerging) region. Two of the five lessees in arrears are based in this region. As of October 1, 2000, Air Alfa, a lessee based in Turkey, owed total arrears of $0.7 million, of which $0.3 related to rental payments and $0.4 related to maintenance reserves. MSAF Group held a security deposit of $0.7 million against these arrears. This aircraft, an A321-100, represents 2.0% of the portfolio by appraised value as of November 30, 1999.

    The other lessee, Travel Service, based in the Czech Republic, owed maintenance arrears of $0.3 million as at October 1, 2000, against which MSAF Group held a security deposit of $0.5 million. This aircraft, a B737-400, represents 1.1% of the portfolio by appraised value as of November 30, 1999.

ASIA (EMERGING)

    MSAF Group currently leases 16.5% of the portfolio by appraised value as of November 30, 1999 in the Asia (Emerging) region. As of October 1, 2000, none of the lessees in this region were in arrears.

LATIN AMERICA (EMERGING)

    MSAF Group currently leases 5.0% of the portfolio in Latin America (all in Mexico) by appraised value as of November 30, 1999. None of the lessees currently in arrears are based in Latin America. However, arrears that were categorized as Bad Debts during the Third Quarter 2000 related to two aircraft that were leased in Latin America. See "Bad Debts" below and
Section II--"Comparison of Actual Cash Flows versus the 2000 Base Case for the Third Quarter 2000", line items [6] and [7] for a discussion of these Bad Debts.

OTHER

    MSAF Group currently leases 15.6% of the portfolio by appraised value as of November 30, 1999 in the Other region. One of the five lessees currently in arrears is based in this region. As of October 1, 2000, Air Atlanta Icelandic, a lessee based in Iceland, owed total arrears of $0.4 million, of which $0.1 million related to rental payment and $0.3 million related to maintenance reserves. MSAF Group held a security deposit of $0.5 million against these arrears. The aircraft, a B747-300, represents 2.5% of the portfolio by appraised value as of November 30, 1999.

BAD DEBTS

    With the exception of the Current Arrears of $3.5 million that was discussed under Lessee Difficulties above, as of October 1, 2000 there were no other arrears amounts due to be paid to the MSAF Group.

    During the Third Quarter 2000, rental arrears associated with a former Brazilian lessee, B.R.A, were deemed irrecoverable and classified as Bad Debts. The Servicer is currently negotiating with B.R.A. to try and recover some of these Bad Debts. Notwithstanding the outcome of these negotiations there is no certainty that the Bad Debts will be recovered.

RESTRUCTURED ARREARS

    A former Brazilian lessee, VARIG, negotiated an early termination of its lease of a B747-300 aircraft in July 1999. The total amount of rental payments and maintenance reserves due under this lease, at the date of the termination agreement, was $4.8 million against which MSAF Group drew down a security deposit of $1.1 million. Under the terms of the termination agreement, VARIG is scheduled to repay $10.8 million over eight years to offset arrears of $4.8 million and approximately $6.0 million for maintenance and downtime costs. Provided no default has occurred by October 2005 under this note payable, the total remaining payments will be reduced by approximately $1.1 million on a pro-rata basis between October 2005 and October 2007, the scheduled final payment date under the note. As of October 1, 2000, VARIG had made all payments due under the note payable. This aircraft represents approximately 2.5% of the portfolio by appraised value as of November 30, 1999.

    In January 2000, TransAer, a lessee based in Ireland, restructured rental and maintenance arrears for two A320-200 aircraft into a note payable of $1.4 million. The terms of the restructuring agreement were that amounts totaling $1.4 million would be repaid during June and July 2000, but remain unpaid as of October 1, 2000. The lessee is meeting its current obligations under both leases. TransAer had been experiencing financial difficulties but has recently merged with another airline carrier. TransAer believes that this merger will provide it with the capital necessary to secure its future. MSAF Group is negotiating the deferral of the note payable of $1.4 million to be paid during 2001. The two aircraft represent approximately 3.1% of the portfolio by appraised value as of November 30, 1999.

AIRWORTHINESS DIRECTIVE

    On September 14, 2000, the United States Federal Aviation Administration
(FAA) announced a proposal for the long-term redesign of the Boeing 737 rudder system and several short-term initiatives designed to enhance rudder safety on all Boeing 737 models. The redesign would increase the overall safety of the B737 by simplifying the rudder system and eliminating a range of both previously known and recently discovered failure possibilities. It may be some time before the FAA issues a formal airworthiness directive (AD). There are currently twenty B737s in the portfolio, together representing 23.0% of the portfolio by appraised value as of November 30, 1999. One of the twenty B737 aircraft is currently off-lease, but under the remaining nineteen leases all costs of compliance with Airworthiness Directives are the obligation of the lessees.

    The FAA issued an AD in each of July and August 2000 requiring special detailed inspections to detect cracking of the main deck cargo door frames of Pemco-converted Boeing 737-200 and 737-300 freighters. The FAA is now considering a further AD to supersede the first two ADs, the result of which may be a requirement to replace the main deck cargo door frames. There are two aircraft in the portfolio, which may be subject to the findings of the FAA, together representing 2.0% of the portfolio by appraised value as of November 30, 1999. Under the lease of the first aircraft, all costs of compliance with ADs are the obligation of the lessee. Under the lease of the second aircraft, the costs of compliance of this potential AD are to be shared by lessor and lessee.

                                                                      APPENDIX A

                               PORTFOLIO ANALYSIS
                             AS OF OCTOBER 1, 2000

                                                                                        ENGINE         SERIAL       DATE OF
     REGION(1)                COUNTRY               LESSEE              TYPE        CONFIGURATION      NUMBER    MANUFACTURER
     ---------             --------------   ----------------------   -----------   ----------------   --------   -------------
  1  Europe                France           Air Liberte              MD-83         PW JT8D-219         49822      20-Dec-88
  2  (Developed)           France           l'Aeropostale            B737-300      CFM 56-3C1          23788      29-May-87
  3                        Ireland          Aer Lingus               A330-300      CF6-80E1             54        19-Apr-94
  4                        Ireland          TransAer                 A320-200      V2500-A1             414       18-May-93
  5                        Ireland          TransAer                 A320-200      V2500-A1             428       04-May-94
  6                        Netherlands      KLM                      Engine        CF6-80C2-B6F       704279      01-Jul-95
  7                        Netherlands      KLM Cityhopper           F50           PW100-125B          20232      01-Oct-91
  8                        Netherlands      KLM Cityhopper           F50           PW100-125B          20233      01-Oct-91
  9                        Netherlands      Transavia                B737-300      CFM 56-3C1          27635      17-May-95
 10                        Norway           Braathens                B737-500      CFM 56-3B1          25165      23-Apr-93
 11                        Norway           Braathens                B737-500      CFM 56-3C1          26304      15-Sep-94
 12                        Spain            Air Europa               B737-400      CFM 56-3C1          24707      01-Jun-91
 13                        UK               Air 2000                 B757-200ER    RB211-535E4         23767      01-Apr-87
 14                        UK               Air 2000                 B767-300ER    CF6-80C2-B6F        26256      01-Apr-93
 15                        UK               Britannia Airways        B767-200      CF6-80A             23807      25-Aug-87
 16                        UK               Britannia Airways        B757-200      RB211-535E4         26266      13-Jan-93
 17                        UK               JMC Airlines             A320-200      V2500-A1             393       26-Feb-93
 18                        UK               JMC Airlines             B757-200      RB211-535E4         24367      01-Feb-89
 19                        UK               Monarch Airlines         A320-200      CFM 56-5A3           446       28-Oct-93
     --subtotal

 20  North America         Canada           Canada 3000              A320-200      CFM 56-5A3           397       25-May-93
 21  (Developed)           Canada           Canadian Airlines        A320-200      CFM 56-5A3           279       18-Feb-92
 22                        U.S.A.           Alaska Airlines          B737-400      CFM 56-3C1          25104      21-May-93
 23                        U.S.A.           Alaska Airlines          B737-400      CFM 56-3C1          25105      27-Jul-93
 24                        U.S.A.           Continental Airlines     B737-300      CFM 56-3B1          26309      05-Dec-94
 25                        U.S.A.           National Airlines        B757-200ER    RB211-535E4         24260      20-Dec-88
 26                        U.S.A.           Southwest Airlines       B737-300      CFM 56-3B1          23255      26-Jun-85
 27                        U.S.A.           Southwest Airlines       B737-300      CFM 56-3B2          23256      11-Jul-85
 28                        U.S.A.           TWA                      B757-200ER    PW 2037             28160      22-Jul-96
 29                        U.S.A.           TWA                      MD-83         PW JT8D-219         49657      01-Apr-88
 30                        U.S.A.           TWA                      MD-83         PW JT8D-219         49824      31-Mar-89
 31                        U.S.A.           TWA                      MD-82         PW JT8D-217C        49825      31-Mar-89
     --subtotal

 32  Pacific               Hong Kong        Cathay Pacific           B747-400      RB211-525H2-19      24955      25-Sep-91
 33  (Developed)           New Zealand      Air New Zealand          B767-300ER    CF6-80C2-B6         24875      14-Jun-91
 34                        Singapore        Region Air               A310-300      PW JT9D-7R4E1        409       21-Nov-85
 35                        Singapore        Region Air               A310-300      PW JT9D-7R4E1        410       29-Nov-85
 36                        Singapore        Region Air               A310-300      PW JT9D-7R4E1        437       01-Nov-86
     --subtotal

 37  Europe and            Czech Republic   Travel Service           B737-400      CFM 56-3B2          24234      15-Oct-88
 38  Middle East           Greece           Olympic Airways          B737-400      CFM 56-3C1          25371      13-Jan-92
 39  (Emerging)            Hungary          Malev                    F-70          TAY MK620-15        11564      20-Dec-95
 40                        Hungary          Malev                    F-70          TAY MK620-15        11565      14-Feb-96
 41                        Hungary          Malev                    F-70          TAY MK620-15        11569      08-Mar-96
 42                        Turkey           Air Alfa                 A321-100      V2530-A5             597       21-May-96
 43                        Turkey           Pegasus                  B737-400      CFM 56-3C1          26279      01-Feb-92
     --subtotal

      APPRAISED
     VALUE AS OF
     NOV 30, 1999     % OF
        ($MM)        FLEET     REGIONAL
     ------------   --------   --------
  1       19.1        1.0%
  2       19.2        1.0%
  3       80.0        4.0%
  4       30.6        1.5%
  5       32.1        1.6%
  6        5.5        0.3%
  7        6.3        0.3%
  8        6.2        0.3%
  9       27.3        1.4%
 10       19.7        1.0%
 11       21.2        1.1%
 12       24.7        1.2%
 13       29.7        1.5%
 14       63.8        3.2%
 15       29.5        1.5%
 16       41.2        2.1%
 17       30.4        1.5%
 18       31.7        1.6%
 19       30.5        1.5%
                                27.4%
 20       30.8        1.5%
 21       29.9        1.5%
 22       26.6        1.3%
 23       26.6        1.3%
 24       26.3        1.3%
 25       33.5        1.7%
 26       14.4        0.7%
 27       15.3        0.8%
 28       47.8        2.4%
 29       19.6        1.0%
 30       20.4        1.0%
 31       17.8        0.9%
                                15.4%
 32       97.4        4.9%
 33       57.0        2.8%
 34       22.3        1.1%
 35       22.7        1.1%
 36       27.6        1.4%
                                11.3%
 37       21.9        1.1%
 38       25.1        1.3%
 39       13.7        0.7%
 40       14.3        0.7%
 41       14.7        0.7%
 42       39.7        2.0%
 43       25.7        1.3%
                                 7.8%


                                                                                        ENGINE         SERIAL       DATE OF
     REGION(1)                COUNTRY               LESSEE              TYPE        CONFIGURATION      NUMBER    MANUFACTURER
     ---------             --------------   ----------------------   -----------   ----------------   --------   -------------
 44  Asia                  China            China Hainan             B737-300      CFM 56-3C1          26295      09-Dec-93
 45  (Emerging)            South Korea      Asiana Airlines          B767-300ER    CF6-80C2-B6F        24798      05-Oct-90
 46                        South Korea      Asiana Airlines          B767-300ER    CF6-80C2-B6F        25132      24-Feb-92
 47                        South Korea      Asiana Airlines          B737-400      CFM 56-3C1          26291      09-Aug-93
 48                        South Korea      Asiana Airlines          B737-400      CFM 56-3C1          26308      31-Oct-94
 49                        Taiwan           China Airlines           A300-600      PW 4158              555       22-Mar-90
 50                        Taiwan           China Airlines           A300-600      PW 4158              625       31-Mar-92
 51                        Taiwan           F.E.A.T.                 B757-200ER    PW 2037             25044      28-May-91
     --subtotal

 52  Latin America         Mexico           AeroMexico               B757-200ER    PW 2037             26272      01-Mar-94
 53  (Emerging)            Mexico           AeroMexico               MD-83         PW JT8D-219         53050      01-May-90
 54                        Mexico           Mexicana                 B757-200ER    PW 2040             24965      24-Mar-92
     --subtotal

 55  Other                 Fiji             Air Pacific              B767-300ER    CF6-80C2-B4F        26260      16-Sep-94
 56                        Iceland          Air Atlanta Icelandic    B747-300B     CF6-80C2            24106      30-Apr-88
 57                        Iceland          Icelandair               B737-300F     CFM 56-3B2          23811      01-Oct-87
 58                        Lithuania        Lithuanian Airlines      B737-300      CFM 56-3B2          24449      01-Apr-90
 59                        Macau            Air Macau                A321-100      V2530-A5             557       04-Dec-95
 60                        Malta            Air Malta                B737-300      CFM 56-3B2          25161      25-Feb-92
 61                        Mauritius        Air Mauritius            A340-300      CFM 56-5C3G          94        31-Mar-95
     --subtotal

 62  Available for lease   AOG              AOG                      B737-300      CFM 56-3B2          24299      01-Nov-88
     --subtotal
                                                                                                                  Total.....

      APPRAISED
     VALUE AS OF
     NOV 30, 1999     % OF
        ($MM)        FLEET     REGIONAL
     ------------   --------   --------
 44       25.5        1.3%
 45       53.1        2.7%
 46       60.1        3.0%
 47       27.6        1.4%
 48       27.9        1.4%
 49       46.3        2.3%
 50       51.1        2.6%
 51       37.5        1.9%
                                16.5%
 52       41.4        2.1%
 53       19.7        1.0%
 54       39.1        2.0%
                                 5.0%
 55       66.6        3.3%
 56       49.0        2.5%
 57       19.8        1.0%
 58       21.7        1.1%
 59       38.9        1.9%
 60       24.6        1.2%
 61       91.6        4.6%
                                15.6%
 62       19.8        1.0%
                                 1.0%
       -------       ----       ----
       2,000.9        100%       100%
       =======       ====       ====

------------------------------

(1) Regions are defined according to the Morgan Stanley Capital International designations

      Number of aircraft on lease.................................      61
      Number of aircraft off-lease................................       1
                                                                     -----
      Total number of aircraft....................................      62
                                                                     =====
      Number of lessees...........................................      41
      Number of countries.........................................      25
      Total developed.............................................    54.1%
      Total emerging..............................................    29.3%
      Total other.................................................    15.6%
      Total AOG...................................................     1.0%
                                                                     -----
                                                                     100.0%
                                                                     =====

                                                                      APPENDIX B

                        COMPARISON OF ACTUAL CASH FLOWS
                                VERSUS THE 2000
                      BASE CASE FOR THE THIRD QUARTER 2000

 [1]
 [2]
 [3]
 [4]                                                                        [1]...[3]
 [5]
 [6]
 [7]
 [8]
 [9]
 [10]
 [11]
 [12]                                                                      [6]...[11]
 [13]                                                                    [4]+[5]+[12]
 [14]
 [15]
 [16]                                                                     [13]...[15]

 [17]
 [18]
 [19]                                                                       [17]+[18]
 [20]
 [21]
 [22]                                                                     [19]...[21]

 [23]                                                                            [16]
 [24]                                                                            [22]
 [25]
 [26]
 [27]
 [28]
 [29]
 [30]                                                                     [23]...[29]
 [31]

                                                                             AMOUNTS IN MILLIONS OF
                                                                                       USD
                                                                         -------------------------------
                                                                          ACTUAL    BASE CASE   VARIANCE
                                                                         --------   ---------   --------
                        CASH COLLECTIONS
 [1]                    Lease Rentals..................................    57.9        57.9         --
 [2]                    --Renegotiated Leases..........................      --          --         --
 [3]                    --Rental Resets................................      --          --         --
                                                                          -----       -----      -----
 [4]                    CONTRACTED LEASE RENTALS.......................    57.9        57.9         --
 [5]                    Movement in Current Arrears Balance............     0.1          --        0.1
                        less Net Stress-related Costs..................
 [6]                    --Bad Debts....................................    (1.8)
 [7]                    --Security Deposits Drawn Down.................     0.7
 [8]                    --Restructured Arrears.........................      --
 [9]                    --AOG..........................................    (1.8)
 [10]                   --Other Leasing Income.........................     6.4
 [11]                   --Repossession Costs...........................    (0.3)
                                                                          -----       -----      -----
 [12]                   sub-total......................................     3.2        (2.7)       5.9
 [13]                   NET LEASE RENTALS..............................    61.2        55.2        6.0
 [14]                   Interest Earned................................     1.1         0.6        0.5
                        Maintenance Receipts...........................     6.8          --        6.8
                        Maintenance Payments...........................   (10.3)         --      (10.3)
                                                                          -----       -----      -----
 [15]                   Net Maintenance................................    (3.5)         --       (3.5)
 [16]                   TOTAL CASH COLLECTIONS.........................    58.8        55.8        3.0
                                                                          =====       =====      =====
                        CASH EXPENSES
                        Aircraft Operating Expenses
 [17]                   --Insurance....................................    (0.1)
 [18]                   --Re-leasing and other overheads...............    (0.1)
                                                                          =====       =====      =====
 [19]                   sub-total......................................    (0.2)       (0.5)       0.3
                        SG&A Expenses
                        Aircraft Servicer Fees
                        --Base Fee.....................................    (0.7)       (0.7)        --
                        --Rent Collected Fee...........................    (0.7)       (0.7)        --
                        --Rent Contracted Fee..........................    (0.6)       (0.6)        --
                        --Incentive Fee................................      --          --         --
                                                                          =====       =====      =====
 [20]                   sub-total......................................    (2.0)       (2.0)        --
                        Other Servicer Fees
                        --Cabot........................................    (0.3)       (0.3)        --
                        --Other Service Providers......................    (0.5)       (0.2)      (0.3)
                                                                          =====       =====      =====
 [21]                   sub-total......................................    (0.8)       (0.5)      (0.3)
 [22]                   TOTAL CASH EXPENSES............................    (3.0)       (3.0)        --
                                                                          =====       =====      =====
                        NET CASH COLLECTIONS
 [23]                   Total Cash Collections.........................    58.8        55.8        3.0
 [24]                   Total Cash Expenses............................    (3.0)       (3.0)        --
 [25]                   Drawings from Expense Account..................    11.2          --       11.2
 [26]                   Transfers to Expense Account...................   (10.8)         --      (10.8)
 [27]                   Interest Payments..............................   (33.7)      (31.1)      (2.6)
 [28]                   Swap Payments..................................    (0.2)       (2.5)       2.3
 [29]                   Exceptional Items..............................      --          --         --
                                                                          =====       =====      =====
 [30]                   TOTAL..........................................    22.3        19.2        3.1
                                                                          =====       =====      =====
 [31]                   PRINCIPAL PAYMENTS
                        subclass A2....................................     5.2         4.9        0.3
                        subclass A3....................................      --          --         --
                        subclass A4....................................      --          --         --
                        subclass A5....................................    15.2        12.4        2.8
                        subclass B1....................................     1.7         1.7         --
                        subclass B2....................................      --          --         --
                        subclass C1....................................     0.2         0.2         --
                        subclass C2....................................      --          --         --
                        subclass D1....................................      --          --         --
                                                                          -----       -----      -----
                        TOTAL..........................................    22.3        19.2        3.1
                                                                          =====       =====      =====


                              % OF 2000 BASE CASE
                        -------------------------------
                         ACTUAL    BASE CASE   VARIANCE
                        --------   ---------   --------

 [1]                     100.0%      100.0%        --
 [2]                        --          --         --
 [3]                        --          --         --
                         -----       -----      -----
 [4]                     100.0%      100.0%        --
 [5]                       0.1%         --        1.4%

 [6]                      (3.1)%
 [7]                       1.2%
 [8]                        --
 [9]                      (3.1)%
 [10]                     11.2%
 [11]                     (0.5)%
                         -----       -----      -----
 [12]                      5.7%       (4.5)%     10.2%
 [13]                    105.8%       95.5%      10.3%
 [14]                      1.9%        1.0%       0.9%
                          11.8%         --       11.8%
                         (17.8)%        --      (17.8)%
                         -----       -----      -----
 [15]                     (6.0)%        --       (6.0)%
 [16]                    101.7%       96.5%       5.2%
                         =====       =====      =====

 [17]                     (0.2)%
 [18]                     (0.1)%
                         =====       =====      =====
 [19]                     (0.3)%      (0.8)%      0.5%

                          (1.2)%      (1.2)%       --
                          (1.2)%      (1.2)%       --
                          (1.0)%      (1.0)%       --
                            --          --         --
                         =====       =====      =====
 [20]                     (3.4)%      (3.4)%       --

                          (0.5)%      (0.5)%       --
                          (0.8)%      (0.3)%     (0.5)%
                         =====       =====      =====
 [21]                     (1.3)%      (0.8)%     (0.5)%
 [22]                     (5.0)%      (5.0)%       --
                         =====       =====      =====

 [23]                    101.7%       96.5%       5.2%
 [24]                     (5.0)%      (5.0)%       --
 [25]                     19.3%         --       19.3%
 [26]                    (18.7)%        --      (18.7)%
 [27]                    (58.5)%     (53.8)%     (4.7)%
 [28]                     (0.3)%      (4.5)%      4.2%
 [29]                       --          --         --
                         =====       =====      =====
 [30]                     38.5%       33.2%       5.3%
                         =====       =====      =====
 [31]
                           9.0%        8.5%       0.5%
                            --          --         --
                            --          --         --
                          26.3%       21.5%       4.8%
                           2.9%        2.9%        --
                            --          --         --
                           0.3%        0.3%        --
                            --          --         --
                            --          --         --
                         -----       -----      -----
                          38.5%       33.2%       5.3%
                         =====       =====      =====

                                                                      APPENDIX C

                 PERFORMANCE TO DATE VERSUS THE 2000 BASE CASE
                             AS OF AUGUST 15, 2000

                                                                        AMOUNTS IN
                                                                      MILLIONS OF USD                 % OF 2000 BASE CASE
                                                              -------------------------------   -------------------------------
                                                               ACTUAL    BASE CASE   VARIANCE    ACTUAL    BASE CASE   VARIANCE
                                                              --------   ---------   --------   --------   ---------   --------
                       CASH COLLECTIONS
[1]                    Lease Rentals........................    102.4       102.4        --      100.0%      100.0%        --
[2]                    --Renegotiated Leases................       --          --        --         --          --         --
[3]                    --Rental Resets......................       --          --        --         --          --         --
                                                              -------     -------     -----      -----      ------      -----
[4]   [1]....[3]       CONTRACTED LEASE RENTALS.............    102.4       102.4        --      100.0%      100.0%        --
                       Movement in Current Arrears
[5]                    Balance..............................     (0.8)         --      (0.8)      -0.8%         --       -0.1%
                       less Net Stress-related Costs
[6]                    --Bad Debts..........................     (1.8)                            -1.8%
[7]                    --Security Deposits Drawn Down.......      0.7                              0.7%
[8]                    --Restructured Arrears...............       --                               --
[9]                    --AOG................................     (2.5)                            -2.4%
[10]                   --Other Leasing Income...............      5.2                              5.1%
[11]                   --Repossession Costs.................     (0.4)                            -0.4%
                                                              -------     -------     -----      -----      ------      -----
[12]  [6]....[11]      sub-total............................      1.2        (4.7)      5.9        1.2%       -4.5%       5.7%
[13]  [4]+[5]+[12]     NET LEASE RENTALS....................    102.8        97.7       5.1      100.4%       95.5%       4.9%
[14]                   Interest Earned......................      1.7         1.0       0.7        1.7%        1.0%       0.7%
                       Maintenance Receipts.................     10.8          --      10.8       10.6%         --       10.6%
                       Maintenance Payments.................    (17.4)         --     (17.4)     -17.0%         --      -17.0%
                                                              -------     -------     -----      -----      ------      -----
[15]                   Net Maintenance......................     (6.6)         --      (6.6)      -6.4%         --       -6.4%
[16]  [13]....[15]     TOTAL CASH COLLECTIONS...............     97.9        98.7      (0.8)      95.7%       96.5%      -0.8%
                       CASH EXPENSES
                       Aircraft Operating Expenses
[17]                   --Insurance..........................     (0.3)                            -0.3%
[18]                   --Re-leasing and other overheads.....     (0.2)                            -0.2%
                                                              -------     -------     -----      -----      ------      -----
[19]  [17]+[18]        sub-total............................     (0.5)       (0.8)      0.3       -0.5%       -0.8%       0.3%
                       SG&A Expenses
                       Aircraft Servicer Fees
                       --Base Fee...........................     (1.2)       (1.2)       --       -1.2%       -1.2%        --
                       --Rent Collected Fee.................     (1.2)       (1.2)       --       -1.2%       -1.2%        --
                       --Rent Contracted Fee................     (1.1)       (1.1)       --       -1.0%       -1.0%        --
                       --Incentive Fee......................       --          --        --         --          --         --
                                                              -------     -------     -----      -----      ------      -----
[20]                   sub-total............................     (3.5)       (3.5)       --       -3.4%       -3.4%        --
                       Other Servicer Fees
                       --Cabot..............................     (0.5)       (0.5)       --       -0.5%       -0.5%        --
                       --Other Service Providers............     (1.0)       (0.3)     (0.7)      -1.0%       -0.3%      -0.7%
                                                              -------     -------     -----      -----      ------      -----
[21]                   sub-total............................     (1.5)       (0.8)     (0.7)      -1.5%       -0.8%      -0.7%
[22]  [19]....[21]     TOTAL CASH EXPENSES..................     (5.5)       (5.1)     (0.4)      -5.4%       -5.0%      -0.4%
                       NET CASH COLLECTIONS
[23]  [16]             Total Cash Collections...............     97.9        98.7      (0.8)      95.7%       96.5%      -0.8%
[24]  [22]             Total Cash Expenses..................     (5.5)       (5.1)     (0.4)      -5.4%       -5.0%      -0.4%
[25]                   Drawings from Expense Account........     16.3          --      16.3       15.9%         --       15.9%
[26]                   Transfers to Expense Account.........    (14.9)         --     (14.9)     -14.5%         --      -14.5%
[27]                   Interest Payments....................    (54.8)      (52.0)     (2.8)     -53.6%      -50.9%      -2.7%
[28]                   Swap Payments........................     (1.7)       (4.4)      2.7       -1.7%       -4.3%       2.6%
[29]                   Exceptional Items....................       --          --        --         --          --         --
                                                              -------     -------     -----      -----      ------      -----
[30]  [23]....[29]     TOTAL................................     37.3        37.2       0.1       36.4%       36.3%       0.1%
                                                              =======     =======     =====      =====      ======      =====

                                                                        AMOUNTS IN
                                                                      MILLIONS OF USD                 % OF 2000 BASE CASE
                                                              -------------------------------   -------------------------------
                                                               ACTUAL    BASE CASE   VARIANCE    ACTUAL    BASE CASE   VARIANCE
                                                              --------   ---------   --------   --------   ---------   --------
[31]                   PRINCIPAL PAYMENTS
                       subclass A2..........................      6.5         7.3      (0.8)       6.3%        7.1%      -0.8%
                       subclass A3..........................       --          --        --         --          --         --
                       subclass A4..........................       --          --        --         --          --         --
                       subclass A5..........................     27.7        26.8       0.9       27.1%       26.2%       0.9%
                       subclass B1..........................      2.8         2.8        --        2.7%        2.7%        --
                       subclass B2..........................       --          --        --         --          --         --
                       subclass C1..........................      0.3         0.3        --        0.3%        0.3%        --
                       subclass C2..........................       --          --        --         --          --         --
                       subclass D1..........................       --          --        --         --          --         --
                                                              -------     -------     -----      -----      ------      -----
                       TOTAL................................     37.3        37.2       0.1       36.4%       36.3%       0.1%
                                                              =======     =======     =====      =====      ======      =====
[33]                   DEBT BALANCES
                       subclass A2..........................    218.2       217.4      (0.8)
                       subclass A3..........................    580.0       580.0        --
                       subclass A4..........................    200.0       200.0        --
                       subclass A5..........................    372.3       373.2       0.9
                       subclass B1..........................     86.9        86.9        --
                       subclass B2..........................     75.0        75.0        --
                       subclass C1..........................     99.6        99.6        --
                       subclass C2..........................     55.0        55.0        --
                       subclass D1..........................    110.0       110.0        --
                                                              -------     -------     -----
                       TOTAL................................  1,797.0     1,797.1       0.1
                                                              =======     =======     =====

                                                                      APPENDIX D

                                COVERAGE RATIOS
                             AS OF AUGUST 15, 2000

                                                       ALL AMOUNTS IN MILLIONS OF USD UNLESS OTHERWISE STATED
                                                   --------------------------------------------------------------
                                                     ACTUAL                2000 BASE CASE               VARIANCE
                                                   ----------              --------------              ----------
      SOURCE OF FUNDS
      Net Cash Collections.....                        37.3                       37.2                     0.1
      ADD BACK INTEREST........                        54.8                       52.0                     2.8
      ADD BACK SWAP PAYMENTS...                         1.7                        4.4                    (2.7)
                                                    -------                    -------                    ----
A                                                      93.8                       93.6                     0.2
                                                    -------                    =======                    ====
      APPLICATION OF FUNDS
B     Swap Payments............                         1.7                        4.4                    (2.7)
C     Class A Interest.........                        40.7                       38.2                     2.5
D     Class A Minimum..........                         5.8                        4.8                     1.0
E     Class B Interest.........                         5.0                        4.7                     0.3
F     Class B Minimum..........                         2.3                        2.3                      --
G     Class C Interest.........                         5.1                        5.1                      --
H     Class C Minimum..........                          --                         --                      --
I     Class D Interest.........                         4.0                        4.0                      --
J     Class D Minimum..........                          --                         --                      --
K     Class A Scheduled........                         0.8                        0.2                     0.6
L     Class B Scheduled........                         0.5                        0.5                      --
M     Class C Scheduled........                         0.3                        0.3                      --
N     Class D Scheduled........                          --                         --                      --
O     Permitted Aircraft                                 --                         --                      --
      Modifications............
P     Class A Supplemental.....                        27.6                       29.1                    (1.5)
                                                    -------                    -------                    ----
                                                       93.8                       93.6                     0.2
                                                    -------                    -------                    ----
[1]   INTEREST COVERAGE RATIO
      Class A..................                        2.21                2.20 = a / (b+c)
      Class B..................                        1.76                1.80 = a / (b+c+d+e)
      Class C..................                        1.55                1.57 = a / (b+c+d+e+f+g)
      Class D..................                        1.45                1.47 = a / (b+c+d+e+f+g+h+i)
[2]   DEBT COVERAGE RATIO
      Class A..................                        1.43                1.47 = a / (b+c+d+e+f+g+h+i+j+k)
      Class B..................                        1.42                1.46 = a / (b+c+d+e+f+g+h+i+j+k+l)
      Class C..................                        1.42                1.45 = a / (b+c+d+e+f+g+h+i+j+k+l+m)
      Class D..................                        1.42                1.45 = a / (b+c+d+e+f+g+h+i+j+k+l+m+n)

                                   2000                                    2000
                                 BASE CASE            ACTUAL             BASE CASE
                                 15-AUG-00           15-AUG-00           15-MAR-00
                                 ---------           ---------           ---------
      LOAN-TO-VALUE RATIOS
[3]   ASSUMED PORTFOLIO           2,000.9             1,966.3             1,966.3
      VALUE....................

      Liquidity Reserve Amount
      --Cash...................      30.0                30.0                30.0
      --Accrued Expenses.......       6.0                 4.1                 4.1
      --Security Deposits......       7.1                18.3                18.3
                                  -------             -------             -------
      subtotal cash............      43.1                52.4                52.4
      --Letters of Credit......      82.1                71.0                71.0
                                  -------             -------             -------
      Total Liquidity               125.2               123.4               123.4
      Reserve..................

[4]   TOTAL ASSET VALUE........   2,126.1             2,089.7             2,089.7

      NOTE BALANCE
      Class A..................   1,404.7     66.1%   1,370.5      65.6%  1,370.6      65.6%
      Class B..................     164.7     73.8%     161.9      73.3%    161.9      73.3%
      Class C..................     154.9     81.1%     154.6      80.7%    154.6      80.7%
      Class D..................     110.0     86.3%     110.0      86.0%    110.0      86.0%
                                  -------             -------             -------
      Total....................   1,834.3             1,797.0             1,797.1
                                  =======             =======             =======

------------------------------

[1] INTEREST COVERAGE RATIO is equal to Net Cash Collections, before interest and swap payments, expressed as a ratio of the swap costs and interest payable on each subclass of Notes plus the interest and minimum principal payments payable on each subclass of Notes that rank senior in priority of payment to the relevant subclass of Notes.

                                COVERAGE RATIOS
                             AS OF AUGUST 15, 2000

[2] DEBT COVERAGE RATIO is equal to Net Cash Collections before interest and swap payments, expressed as a ratio of the interest and minimum and scheduled principal payments payable on each subclass of Notes plus the interest and minimum and scheduled principal payments payable on each subclass of Notes that ranks equally with or senior to the relevant subclass of Notes in the priority of payments.

[3] ASSUMED PORTFOLIO VALUE represents the Initial Appraised Value of each aircraft in the Portfolio multiplied by the Depreciation Factor at Calculation date divided by the Depreciation Factor at Closing date.

[4] TOTAL ASSET VALUE is equal to Total Portfolio Value plus Liquidity Reserve
    Amount.