Form 10-Q/A
period 2000-10-31
MORGAN STANLEY AIRCRAFT FINANCE
filed 2000-10-31
CIK 1059582

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


                         AMENDMENT TO QUARTERLY REPORT
             PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000


                        MORGAN STANLEY AIRCRAFT FINANCE
           (Exact Name of Registrant as Specified in Trust Agreement)


                                    Delaware
         (State of Other Jurisdiction of Incorporation or Organization)


                 333-56575                                13-3375162
          (Commission File Number)             (IRS Employer Identification No.)


                        Morgan Stanley Aircraft Finance
                          c/o Wilmington Trust Company
                            1100 North Market Street
                              Rodney Square North
                        Wilmington, Delaware 19890-1000
                   Attention: Corporate Trust Administration
                                 (302) 651-1000

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

                              Yes X               No


     The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                         CLASS                         OCTOBER 31, 2000
                         -----                         ----------------

                         Beneficial interest                 One

The following items are amended:

Item 1: Financial Statements (Unaudited) - Interim Condensed Consolidated Financial Statements (Unaudited) - Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

Note 12 - Acquisition of Net Assets is amended by replacing in full with the text below:

Note 12 - Acquisition of Net Assets

     During fiscal 2000, MSAF Group acquired a portfolio of 29 commercial aircraft, as well as certain other assets and liabilities related to these aircraft, from MSF. The assets and liabilities acquired have been recorded at MSF's historical book value at the date of purchase. A summary of the net assets acquired is presented below:

                                                                     Dollars in
                                                                      thousands
                                                                     ----------
Aircraft under operating leases, net of accumulated
     depreciation of $30,859........................................ $1,025,267
Cash and other assets...............................................     16,701
Deferred rental income..............................................     (8,638)
Liability for maintenance...........................................    (51,730)
Security deposits...................................................     (7,118)
Interest rate swap contracts (see Note 9)...........................     (3,922)
                                                                     ----------
Net assets acquired................................................. $  970,560
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

     The following unaudited summarized proforma consolidated results of operations data for the nine months ended August 31, 2000 and 1999 assumes the acquisition of the aircraft had occurred on December 1, 1998:

                                              Nine Months         Nine months
                                                 ended               ended
                                            August 31, 1999     August 31, 2000
                                            ---------------     ---------------
                                                  (Dollars in millions)

Total revenues.............................    $   184             $   185
Net loss...................................    $    (6)            $   (16)

     The summarized proforma consolidated results of operations data does not purport to represent what MSAF Group's results of operations would have actually been if the acquisition in fact had occurred at the date indicated or to project MSAF Group's results of operations at any future date or for any future period.

     For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Morgan Stanley Aircraft Finance has amended and restated in its entirety each item of its 2000 Form 10-Q for the quarter ended August 31, 2000 which has been affected by this Amendment. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this form 10-Q/A to otherwise modify or update such disclosures.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                                             MORGAN STANLEY AIRCRAFT FINANCE

Date: October 31, 2000                       By: /s/ Alexander C. Frank
                                                -------------------------------
                                                Name:  Alexander C. Frank
                                                Title: Signatory Trustee