Form 10-K405
period 2000-11-30
MORGAN STANLEY AIRCRAFT FINANCE
filed 2001-02-28
CIK 1059582

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           --------------------------

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER 333-56575
                           --------------------------

                        MORGAN STANLEY AIRCRAFT FINANCE
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN TRUST AGREEMENT)

               7359                              DELAWARE                           13-3375162
            (SIC CODE)               (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION
                                      INCORPORATION OR ORGANIZATION)                   NO.)

                        MORGAN STANLEY AIRCRAFT FINANCE
                          C/O WILMINGTON TRUST COMPANY
                            1100 NORTH MARKET STREET
                              RODNEY SQUARE NORTH
                        WILMINGTON, DELAWARE 19890-0001
                   ATTENTION: CORPORATE TRUST ADMINISTRATION
                                 (302-651-1000)
           (ADDRESSES AND TELEPHONE NUMBERS, INCLUDING AREA CODES, OF
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                           --------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

                TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                        -----------------------------------------
                        None                                                  None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                                      None
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                                                  OUTSTANDING AT
ISSUER                                                           CLASS          FEBRUARY 15, 2001
------                                                    -------------------   ------------------
Morgan Stanley Aircraft Finance                           Beneficial interest          One

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        MORGAN STANLEY AIRCRAFT FINANCE

                            FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000

                               TABLE OF CONTENTS


                                                                                                           PAGE
                                                                                                         --------
PART I

Item 1.            Business............................................................................      3

Item 2.            Properties..........................................................................     30

Item 3.            Legal Proceedings...................................................................     30

Item 4.            Submission of Matters to a Vote of Security-Holders.................................     30

PART II

Item 5.            Market for Registrants' Common Equity and Related Stockholder Matters...............     31

Item 6.            Selected Consolidated Financial Data................................................     31

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of
                   Operations..........................................................................     32

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk..........................     42

Item 8.            Financial Statements and Supplementary Data.........................................     43

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosure..........................................................................     43

PART III

Item 10.           Directors and Executive Officers of the Registrant..................................     44

Item 11.           Executive Compensation..............................................................     50

Item 12.           Security Ownership of Certain Beneficial Owners and Management......................     50

Item 13.           Certain Relationships and Related Transactions......................................     50

PART IV

Item 14.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         52

Appendix 1.        Cash Analysis of Financial Condition and Results of Operations......................    A-1

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION


    Morgan Stanley Aircraft Finance ("MSAF", and together with its subsidiaries, "MSAF GROUP") is a special-purpose statutory business trust formed on October 30, 1997 under the laws of Delaware for an unlimited duration for certain limited purposes. These limited purposes include (1) owning all of the equity interest in various aircraft-owning subsidiaries and (2) acquiring, financing, re-financing, owning, leasing, re-leasing, selling, maintaining and modifying the aircraft and any additional aircraft that MSAF acquires in the future. MSAF group may also enter into certain hedging contracts as described under "Interest Rate Risk Management" and establish and provide loans or guarantees to, or in respect of, its subsidiaries and any entities that may be established or acquired in the future in connection with acquisitions of additional aircraft.



    MSAF group's portfolio of aircraft assets consists of 61 aircraft and one engine. The aggregate appraised value of this portfolio was $1,911.2 million as of September 30, 2000. Based on the appraised values as of September 30, 2000, no one aircraft accounts for more than 5% of our portfolio. As of February 15, 2001, we had 60 lease contracts in effect with 42 lessees based in 27 countries, and two aircraft off-lease. As of February 15, 2001, the weighted average remaining contracted lease term of the portfolio (weighted by appraised values as of September 30, 2000 and without giving effect to existing non-binding letters of intent, purchase options or extension options) was 34.1 months. The longest lease is scheduled to expire in September 2013. Therefore, MSAF group will be required to re-lease each of the aircraft one or more times prior to the final maturity date for its notes.



    International Lease Finance Corporation ("ILFC") acts as servicer to all of the aircraft in MSAF's portfolio. Among other things, ILFC markets the portfolio for lease or sale and monitors lessee compliance with lease payment, maintenance and insurance terms. MSAF acquired all but two of the aircraft in the portfolio from ILFC. MSAF acquired the remaining two from an affiliate of GE Capital Corporation.



    MSAF has funded the acquisition of its aircraft by the issuance and sale of securitized notes, which it issued pursuant to an indenture between MSAF and Bankers Trust Company, as trustee, dated March 3, 1998.



    On March 3, 1998 MSAF issued $1,050 million of notes due March 15, 2023 in five subclasses: subclass A-1, subclass A-2, subclass B-1, subclass C-1 and subclass D-1 (collectively, the "1998 Notes"). On March 15, 2000, MSAF issued $1,310 million of notes due March 15, 2025 in five subclasses: subclass A-3, subclass A-4, subclass A-5, subclass B-2 and subclass C-2 (collectively, the "2000 Notes"). MSAF used the proceeds from the issuance and sale of the 2000 Notes in part to redeem $400 million, the entire amount, of its subclass A-1 notes. The 2000 Notes rank equally in right of payment of principal and interest with the corresponding subclasses of 1998 Notes.



    The offerings of the 1998 Notes and the 2000 Notes were initially each on a basis exempt from registration under the Securities Act of 1933. During 1998, MSAF filed a registration statement with the Securities and Exchange Commission with respect to an exchange offer of registered 1998 Notes with terms virtually identical to those of the previously restricted 1998 Notes. This registration statement was declared effective on January 12, 1999 and the exchange offer was consummated on January 18, 1999. During 2000, MSAF filed a registration statement with the Securities and Exchange Commission with respect to an exchange offer of registered 2000 Notes with terms virtually identical to those of the previously restricted 2000 Notes. This registration statement was declared effective on October 31, 2000 and the exchange offer was consummated on December 4, 2000.

    There are seven trustees of MSAF: a Delaware trustee, two independent trustees and four controlling trustees. The controlling trustees manage MSAF. The controlling or independent trustees or directors, as applicable, of each aircraft-owning subsidiary are the same persons as the controlling trustees and the independent trustees of MSAF, unless any provisions of local law mandating a particular citizenship for trustees or directors require otherwise. The initial controlling trustees and independent trustees were appointed by a subsidiary of MSDW. Any succeeding or additional controlling trustees and independent trustees will be appointed by a majority of the then standing controlling trustees. Transactions or proceedings involving certain insolvency proceedings of MSAF may only be approved by a unanimous vote of all controlling trustees and all independent trustees.


    MSAF Holdings, an indirect wholly owned subsidiary of Morgan Stanley Dean Witter & Co. ("MSDW"), holds 100% of the beneficial interest in MSAF group. MSAF Holdings may transfer all or a portion of its beneficial interest in MSAF group to a third party in the future.



    MSAF group's registered office is located at 1100 North Market Street, Rodney Square North, Wilmington, Delaware 19890-0001 care of Wilmington Trust Company, attention: Corporate Trust Administration and its telephone number is 302-651-1000.

RISK FACTORS


    THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING MSAF OR THE NOTES. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE NOT AWARE OF AT PRESENT, OR THAT WE BELIEVE TODAY ARE IMMATERIAL, MAY ALSO IMPAIR OUR BUSINESS OPERATIONS OR THE NOTES.


    IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, WE MAY NOT BE ABLE TO MAKE THE REQUIRED PAYMENTS ON THE NOTES. IN ADDITION, IT IS POSSIBLE THAT THE RENTAL PAYMENTS UNDER THE LEASES MAY NOT BE ADEQUATE TO MAKE THE REQUIRED PAYMENTS ON THE NOTES.


    THIS INFORMATION ALSO CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. IN MOST CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS OR SIMILAR TERMINOLOGY. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED BELOW.


NO SECURITY INTEREST IN AIRCRAFT

    Neither the trustee, the security trustee acting on behalf of the holders of the notes and each other secured creditor nor any noteholder has any security interest, mortgage, charge or other similar interest in the aircraft. If there is an event of default, they will not be able to sell the aircraft to repay the notes or exercise similar remedies which they would have if they had a security interest in the aircraft.

NO EXECUTIVE MANAGEMENT--RELIANCE ON THIRD PARTIES TO MANAGE OUR BUSINESS


    We have no executive management resources of our own. We therefore rely on several service providers for the leasing and re-leasing of the portfolio and all other executive and administrative responsibilities. If these service providers do not perform their contractual obligations to us, our operations may suffer and we may not be able to repay the notes. We can give no assurance that we will continue our arrangements with these service providers or that the service providers will continue their relationship with us until the notes are paid in full. If a service provider resigns or we terminate its appointment, we may be unable to find suitable replacement service providers that we can engage on suitable terms. Additionally, our appointment of replacement service providers may cause a lowering or withdrawal of the ratings on the notes. You should refer to "The Servicer" under Item 10, and "Corporate Management" under
Item 10, for detailed information on the responsibilities delegated to service providers.


CONFLICTS OF INTEREST OF ILFC


    ILFC acts as servicer for our portfolio and as such performs certain services including marketing our current portfolio for lease or sale and monitoring lessee compliance with lease terms. ILFC, however, manages a large aircraft portfolio for itself and others and for that reason, it may face conflicts of interest in managing and marketing our portfolio for re-lease or sale. The aircraft it manages for others may compete with our portfolio when they are being marketed for re-lease or sale. ILFC also arranges aircraft financings and lease transactions and advises many airlines (including some lessees and potential lessees). If ILFC cannot resolve a conflict of interest, the conflict could have an adverse effect on our ability to manage, re-lease or sell the portfolio. In that case, we may be unable to make the required payments on the notes.



    For a description of ILFC's aircraft management and advisory business, you should refer to "The Servicer" under Item 10.

LIMITATION ON ILFC'S LIABILITY


    Our servicing agreement with ILFC contains limitations on its liability for losses caused by its services. There is a risk that we may be unable to recover from ILFC the amount of any losses they cause in performing the services. Additionally, ILFC will not be liable to noteholders for any losses caused by its services.



    We describe the liability and other provisions of the servicing agreement under "The Servicer" under Item 10.


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


    The value of specific aircraft and the cost of after-market support may also depend on the condition of the manufacturer. Current competition between The Boeing Company and Airbus Industrie G.I.E. is also a threat to aircraft values. Boeing and Airbus have increased production to an amount substantially above the long-term requirement implied by industry forecasts. If production is maintained at this level, the increased supply of new aircraft may depress used aircraft values and lease rates. This development could cause a decrease in our cash flows and adversely affect our ability to make payments on the notes.


ACTUAL MARKET VALUE MAY BE LESS THAN APPRAISED VALUE


    Appraised values for aircraft do not necessarily reflect the market value we could obtain for aircraft at a specific time. Appraised values are based on the assumption that there is an "open, unrestricted stable market environment with a reasonable balance of supply and demand". As we describe above, the aircraft market is not always stable and there may be supply and demand imbalances at any one time, especially for specific aircraft types. At the high point in a cycle, the current market value of some aircraft may be at or above their appraised value while the current market value of others may be significantly less than their appraised values. At a low point in the industry cycle, the current market value of most aircraft types is likely to be less (and in many cases, much less) than appraised base values. For these reasons, noteholders should not rely only on appraised values as an indication of the price that we could obtain if we sold an aircraft.


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

RISKS RELATING TO ACQUISITION OF ADDITIONAL AIRCRAFT

    We may acquire additional aircraft in the future. The cash flows derived from such additional aircraft, together with the cash flows generated by the aircraft in our portfolio, are expected to be the primary source of payment of interest, principal and premium, if any, on the notes. ILFC is not obligated to act as servicer with respect to any additional aircraft we may acquire. We may need to procure additional servicing arrangements with respect to any additional aircraft we acquire, and we cannot assure that any additional servicing arrangements will be with ILFC or on similar terms to the servicing agreement with ILFC.

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

LESSEE PURCHASE OPTIONS MAY BE EXERCISED AT PRICES BELOW NOTE TARGET PRICE FOR
  SUCH AIRCRAFT


    As of February 15, 2001, eight lessees had outstanding options to purchase a total of ten aircraft, representing 26.7% of the portfolio by appraised value as of September 30, 2000. If these options were exercised on their earliest exercise date, in only one case the purchase option strike price would be below the note target price that we have assumed for the applicable aircraft on the exercise date, by 2.5%. We have assumed in our Base Case that none of the purchase options are exercised. However, there is a risk that lessees could exercise these options and, in particular, at a time when the exercise prices are below the note target price for the aircraft being purchased. Any exercise of such options will affect the amount and timing of principal payments on the notes.

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

LEASING RISKS

WE MAY NOT BE ABLE TO RE-LEASE AIRCRAFT

    We may not be able to re-lease aircraft upon expiration of the leases without incurring significant downtime or without adverse effect on the rental rates that we are able to obtain, especially during any period of downturn in demand for aircraft on operating lease. If we cannot re-lease aircraft we may not have enough cash to make payments on the notes. Even if we can re-lease aircraft we may be unable to receive favorable rental rates, especially if there is reduced demand for aircraft on operating lease. Our ability to re-lease aircraft and obtain acceptable lease payments and terms may suffer because of:

    - economic conditions affecting the airline industry;

    - the supply of competing aircraft and demand for particular types;

    - lessor competition; and

    - restrictions on our re-leasing flexibility under the indenture.


    The number and types of aircraft that, as of February 15, 2001, we had to place with lessees because of lease expirations through November 30, 2005 are presented in the table below, which shows the years in which the leases are contracted to expire, assuming that (1) no lease terminates prematurely and
(2) there are no sales of aircraft or purchases of additional aircraft. See "--Risks Relating to Acquisition of Additional Aircraft" above and "--Lease Termination and Aircraft Repossession" below. We will need to re-lease more aircraft if any aircraft become available through premature terminations of leases.

         MSAF GROUP LEASE PLACEMENT REQUIREMENT AS OF FEBRUARY 15, 2001



                                                                            YEAR ENDING NOVEMBER 30,
                                                              ----------------------------------------------------
AIRCRAFT TYPE                                                   2001       2002       2003       2004       2005
-------------                                                 --------   --------   --------   --------   --------
A300........................................................                                       1
A310........................................................                            2
A320........................................................      2(-)*                 2          1
A321........................................................                            2
A330........................................................                 1
A340........................................................                            1
B737........................................................      4(-)       4*         5          4          2
B747........................................................                 1          1
B757........................................................                 2                                4
B767........................................................                 1          2          1          1
F-50........................................................                            2
F-70........................................................                                       3
MD-82.......................................................                                       1
MD-83.......................................................      1                     1                     1
Engine......................................................                 1
                                                                 --         --         --         --         --
Total.......................................................      7         10         18         11          8
                                                                 ==         ==         ==         ==         ==


------------------------


* As of February 15, 2001, two aircraft were subject to non-binding letters of intent. An A320-200 aircraft due to be available for lease in October 2001 was subject to a non-binding letter of intent with a Canadian lessee. Assuming that this letter of intent resulted in a binding lease agreement in accordance with its terms, we would not be required to re-lease this aircraft until October 2008. A B737-300 aircraft due to be available for lease in January 2002 was subject to a non-binding letter of intent for extended terms with the existing lessee. Assuming that this letter of intent resulted in a binding lease agreement in accordance with its terms, we would not be required to re-lease this aircraft until January 2009.



(-)   Includes aircraft currently off-lease.



    As illustrated by the table above, over the next five years we will be required to re-lease 53 aircraft and 1 engine, representing 85.0% of the portfolio by appraised value as of September 30, 2000.


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


WE MAY BE UNABLE TO OBTAIN REQUIRED LICENSES AND APPROVALS

    If we cannot obtain required government licenses and approvals, we may be unable to re-lease or sell aircraft. In that case, our cash flows may be insufficient to make payments on the notes. Several leases require specific licenses, consents or approvals. These include consents from governmental or regulatory authorities to certain lease payments and to the import, re-export or de-registration of the aircraft. There is a significant risk that subsequent legal and administrative changes will increase such requirements or that a consent, once given, will be withdrawn. We may not receive consents needed in connection with future re-leasing or sale of an aircraft

RISK OF LESSEES IN WEAK FINANCIAL CONDITION


    There is a significant risk that the lessees may default on their obligations under the leases. If lessees do not make rent and maintenance payments or are significantly in arrears, we will be unable to make payments on the notes. The ability of each lessee to perform its obligations under its lease will depend primarily on its financial condition. A lessee's financial condition may be affected by various factors beyond its control, including competition, fare levels, passenger demand, operating costs, the cost and availability of finance, economic conditions in the countries where the lessees operate and environmental and other governmental regulation of the air transportation business. As a general matter, weakly capitalized airlines are more likely than well capitalized airlines to seek operating leases and at any point in time, noteholders should expect varying numbers of lessees to be experiencing payment difficulties. Many of our lessees are in a weak financial position. Noteholders should expect this to be the case with future lessees. As a result, a large proportion of lessees may consistently be significantly in arrears in their rental payments or maintenance payments.



    As of February 15, 2001, seven lessees were in arrears. The ten aircraft on lease to these lessees represented 14.6% of the portfolio by appraised value as of September 30, 2000. The total amount of rental payments and maintenance reserves that were in arrears with respect to these seven lessees was $6.9 million, of which $5.1 million related to rental payments and $1.8 million related to maintenance reserves. MSAF group held security deposits of $5.3 million against these arrears. The arrears amount represented 2.9% of our total annual contracted lease rental payments. The weighted average number of days past due of such arrears was 65 days.



    The current level of defaults and lessee arrears should not be seen as representative of future defaults and arrears, particularly if economic conditions deteriorate. Defaults and amounts in arrears may increase as the market for aircraft on operating lease experiences further cyclical downturns, particularly in emerging markets.



    LESSEE BANKRUPTCIES



    In certain cases, our lessees' financial difficulties may result in bankruptcy. Recently, three of our lessees have filed for bankruptcy.

    In January 2000, TransAer, a lessee based in Ireland, restructured rental and maintenance arrears for two A320-200 aircraft into a note payable of $1.4 million. The terms of the restructuring agreement were that amounts totaling $1.4 million would be repaid during June, July and August 2000. None of these restructured arrears were paid. On October 20, 2000, TransAer filed for bankruptcy, with total arrears outstanding of $1.6 million at that date. MSAF group drew down security deposits of $1.0 million against these arrears.



    The leases with respect to the two A320-200 aircraft with TransAer were terminated on October 18, 2000. TransAer had been operating one of these aircraft on wet lease to Libyan Arab Airlines, which has detained the aircraft. MSAF group believes that Libyan Arab Airlines has no right to keep possession of the aircraft. ILFC has submitted an insurance claim for the loss of the aircraft, which is currently pending. ILFC also continues to explore recovery options consistent with compliance with U.S. law. MSAF group may incur significant costs and time in resolving this matter. This aircraft represented 1.7% of the portfolio by appraised value as of September 30, 2000. The second A320-200 aircraft was delivered to a new lessee based in Cyprus on February 17, 2001. This aircraft represented 1.5% of the portfolio by appraised value as of September 30, 2000.



    On December 6, 2000, National announced that it had voluntarily filed petitions in the U.S. District Court in Wilmington, Delaware for relief under Chapter 11 of the U.S. Bankruptcy Code. MSAF group currently leases one B757-200ER to National, representing 1.6% of the portfolio by appraised value as of September 30, 2000. As of February 15, 2001, National owed rental arrears of $1.1 million against which MSAF group held a security deposit of $0.6 million. It is not yet clear whether National will raise the necessary financing to continue operations.



    On January 10, 2001, TWA announced that it and certain of its subsidiaries had voluntarily filed petitions in the U.S. District Court in Wilmington, Delaware for relief under Chapter 11 of the U.S. Bankruptcy Code. TWA also announced that it had reached agreement with American Airlines, in which American Airlines would acquire substantially all the assets of TWA. This agreement is subject to certain regulatory approvals, including that of the bankruptcy court. MSAF group currently has four aircraft on lease to TWA, representing approximately 5.1% of the portfolio by appraised value as of September 30, 2000. The four aircraft are: one Boeing 757-200ER, two MD-83s and one MD-82. As of February 15, 2001, TWA owed rental arrears of $1.3 million against which MSAF group held security deposits of $2.0 million. MSAF group does not yet know whether TWA intends to affirm or reject some or all of these leases in its bankruptcy proceedings or how the agreement between American Airlines and TWA may impact these leases.



    LEASE RESTRUCTURINGS



    In certain cases, we may respond to the needs of lessees in financial difficulty including, in certain instances, restructuring the applicable leases. Such restructurings may involve reduced rental payments for a specified period (which may be several months). In addition, certain restructurings may involve the voluntary termination of a lease prior to its expiration and the arrangement of subleases from the lessee to another aircraft operator.



    In August 1999 we agreed to restructure the arrears of a Brazilian lessee, Passaredo. The restructured amount of $3.7 million was capitalized as a note payable and added to the lessee's conditional sale agreement loan balance, with an extension of the term of the loan. The aircraft on lease to this lessee was an A310-300 and represented 1.4% of the portfolio by appraised value as of September 30, 2000. In conjunction with this restructuring, the obligations under this lease were transferred to a new Brazilian entity, B.R.A. Transportes Aereos, which replaced Passaredo as lessee. B.R.A., however, defaulted on its obligations under this lease and the aircraft was repossessed in April, 2000. The lease had been scheduled to expire in July 2007. The total amount of rental payments in arrears at the date of the repossession was

$1.3 million. There was no security deposit held by MSAF group to offset against the arrears balance. The aircraft was delivered to a new lessee based in the Pacific region on December 18, 2000.



    In February 2000, Canadian Airlines announced a debt restructuring and moratorium plan. The plan resulted in the suspension of payments of about
$135 million to lenders and aircraft lessors, including MSAF group. In
March 2000, we reached an agreement with the lessee to restructure the lease by slightly reducing the lease rate effective from February 2000 and extending the term by four years to May 2010. The lessee's security deposit of $0.3 million was used to fund the February rental. In March 2000, the lessee resumed rental payments. The lessee has also now fully paid its security deposit. At the same time, the lease was assigned to Air Canada. This aircraft, an A320-200, represented 1.5% of the portfolio by appraised value as of September 30, 2000.



    VASP, a former Brazilian lessee, defaulted on its obligations under its lease of a B737-300 aircraft and the aircraft was repossessed in May 2000, following legal proceedings against VASP. The aircraft could not be re-leased until it had been deregistered from the Brazilian aircraft registry. Deregistration was completed on February 22, 2001 following protracted legal proceedings against VASP. The lease was scheduled to expire in March 2003. The total amount of rental payments in arrears at the date of the repossession was $0.5 million, against which MSAF group drew down a security deposit of $0.7 million. The aircraft represented 1.0% of the portfolio by appraised value as of September 30, 2000. ILFC is currently remarketing the aircraft.



    In July 1999, another former Brazilian lessee, VARIG, negotiated early termination of its lease of a B747-300 aircraft that was scheduled to expire in April 2003. The total amount of rental payments and maintenance reserves due under this lease through July 1999, the date of the termination agreement, was $4.8 million, against which MSAF group drew down a security deposit of $1.1 million. Under the terms of the termination agreement, VARIG is scheduled to repay $10.8 million over eight years to off-set arrears of $4.8 million and approximately $6.0 million for certain maintenance and downtime costs. Provided no default has occurred by October 2005 under this note payable, the total remaining payments will be reduced by approximately $1.1 million on a pro-rata basis between October 2005 and October 2007, the scheduled final payment date under the note payable. As of February 15, 2001, VARIG had made all payments due under the note payable. This aircraft represented 2.2% of the portfolio by appraised value as of September 30, 2000.



    A former Mexican lessee, TAESA, defaulted on its obligations under its lease of a B737-400 aircraft, and the aircraft was repossessed in December 1999. The lease was scheduled to expire in May 2001. The total amount of rental payments and maintenance reserves due under the lease at the date of repossession was $0.6 million. This amount was partially offset by a security deposit of $0.5 million. On February 21, 2000, a court in Mexico declared TAESA bankrupt. It is uncertain whether we will be able to recover the $0.1 million outstanding from TAESA. This aircraft, which represented 1.1% of the portfolio by appraised value as of September 30, 2000, is currently on lease to Travel Service, a carrier based in the Czech Republic.


EMERGING MARKET RISKS


    "Emerging markets" are countries that have poorly developed economies that are vulnerable to economic and political problems, such as significant fluctuations in GDP, interest rates and currency exchange rates and civil disturbances, governmental instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by governments. The resulting instability may affect the ability of lessees that operate in these emerging markets to meet their lease obligations and they may be more likely to default than lessees that operate in developed economies. As of February 15, 2001, eleven lessees, representing 28.55% of the portfolio by appraised value as of September 30, 2000, operated in "emerging markets" according to the Morgan Stanley Capital International ("MSCI") designations that we follow under our indenture. In addition, eight lessees representing 17.17% of the portfolio by appraised value as of September 30, 2000 operated in markets which may be considered to be emerging markets but are categorized as "Other" by the MSCI classification: Air Atlanta Icelandic, Air Macau, Air Malta, Air Mauritius, Air Pacific (Fiji), Cyprus Airways, Icelandair and Lithuanian. In total we lease 45.72% of our portfolio to 19 lessees operating in emerging markets.



    As of February 15, 2001, three of the seven lessees in arrears, representing 4.4% of the portfolio by appraised value as of September 30, 2000, were based in emerging markets. The total amount of rental payments and maintenance reserves that were in arrears with respect to these three lessees was $2.8 million, of which $2 million related to rental payments and $0.8 million related to maintenance reserves. MSAF group held security deposits of $1.7 million against these arrears. The weighted average number of days past due for such arrears was 39 days.


    In addition, seven of our former lessees whose leases terminated early due to defaults were based in what we consider to be emerging markets. In each case, ILFC was able to repossess the aircraft without recourse to legal action. These seven lessees were based in Brazil, Mexico, Turkey, Guyana and Russia.

RISK OF REGIONAL ECONOMIC DOWNTURNS AFFECTING LESSEES' FINANCIAL CONDITION

    There is a significant risk that the economic conditions in the regions where our lessees operate will affect their ability to meet their lease obligations. The commercial aviation industry is very sensitive to general economic conditions. Since air travel is largely discretionary, the industry tends to suffer severe financial difficulties during slow economic periods. Below is a discussion of the regional concentrations of our lessees and the economic characteristics of the various regions that may impact the lessees' financial condition. The regions discussed below are based on designations published by Morgan Stanley Capital International.

EUROPE (DEVELOPED)


    MSAF group currently leases 23.1% of the portfolio by appraised value as of September 30, 2000 in the Europe (Developed) region. One of the seven lessees in arrears as of February 15, 2001 is based in this region.



    As of February 15, 2001, Air Europa, a lessee based in Spain, owed rental and maintenance arrears of $0.4 million against which MSAF group held a security deposit of $0.5 million. This aircraft represented 1.2% of the portfolio by appraised value as of September 30, 2000.


NORTH AMERICA (DEVELOPED)


    MSAF group currently leases 15.4% of the portfolio by appraised value as of September 30, 2000 in the North America (Developed) region. Two of the seven lessees in arrears as of February 15, 2001 are based in the North America region.



    As of February 15, 2001, TWA, a lessee based in the United States, owed rental arrears of $1.3 million against which MSAF group held security deposits of $2.0 million. On January 10, 2001, TWA announced that it and certain of its subsidiaries had voluntarily filed petitions in the U.S. District Court in Wilmington, Delaware for relief under Chapter 11 of the U.S. Bankruptcy Code. TWA also announced that it had reached agreement with American Airlines in which American Airlines would acquire substantially all the assets of TWA. This agreement is subject to certain regulatory approvals, including that of the bankruptcy court. MSAF group currently has four aircraft on lease to TWA, representing approximately 5.1% of the portfolio by appraised value as of September 30, 2000. The four aircraft are: one Boeing 757-200ER, two MD-83s and one MD-82. MSAF group does not yet know whether TWA intends to affirm or reject some or all of these leases in its bankruptcy proceeding or how the agreement between American Airlines and TWA may impact these leases.

    As of February 15, 2001, National, a lessee based in the United States, owed rental arrears of $1.1 million against which MSAF group held a security deposit of $0.6 million. MSAF group currently leases one B757-200ER to National, representing 1.6% of the portfolio by appraised value as of September 30, 2000. On December 6, 2000, National announced that it had voluntarily filed petitions in the U.S. District Court in Wilmington, Delaware for relief under Chapter 11 of the U.S. Bankruptcy Code. It is not yet clear whether National will raise the necessary financing to continue operations.


PACIFIC (DEVELOPED)


    MSAF group currently leases 13.1% of the portfolio by appraised value as of September 30, 2000 in the Pacific (Developed) region. As of February 15, 2001, none of the lessees in this region were in arrears.


EUROPE AND MIDDLE EAST (EMERGING)


    MSAF group currently leases 7.7% of the portfolio by appraised value as of September 30, 2000 in the Europe and Middle East (Emerging) region. Three of the seven lessees in arrears as of February 15, 2001 are based in this region.



    As of February 15, 2001, Air Alfa, a lessee based in Turkey, owed total arrears of $2.7 million, of which $2.0 million related to rental payments and $0.7 million related to maintenance reserves. MSAF group held a security deposit of $0.7 million against these arrears. The lessee is unable to cure its payment defaults and as a result in February 2001 ILFC commenced repossession proceedings. This aircraft, an A321-100, represented 2.0% of the portfolio by appraised value as of September 30, 2000.



    As of February 15, 2001, Travel Service, a lessee based in the Czech Republic, owed rental arrears of $0.03 million, against which MSAF group held a security deposit of $0.5 million. This aircraft, a B737-400, represented 1.1% of the portfolio by appraised value as of September 30, 2000.



    As of February 15, 2001, Olympic, a lessee based in Greece, owed maintenance arrears of $0.1 million, against which MSAF group held a security deposit of $0.5 million. This aircraft, a B737-400, represents 1.3% of the portfolio by appraised value as of September 30, 2000.


ASIA (EMERGING)


    MSAF group currently leases 15.9% of the portfolio by appraised value as of September 30, 2000 in the Asia (Emerging) region. As of February 15, 2001, none of the lessees in this region were in arrears.


LATIN AMERICA (EMERGING)


    MSAF group currently leases 5.0% of the portfolio in Latin America (all in Mexico) by appraised value as of September 30, 2000. As of February 15, 2001, none of the lessees in this region were in arrears.


OTHER


    MSAF group currently leases 17.2% of the portfolio by appraised value as of September 30, 2000 in the Other region. One of the seven lessees in arrears as of February 15, 2001 is based in this region.



    As of February 15, 2001, Air Atlanta Icelandic, a lessee based in Iceland, owed total arrears of $1.3 million, of which $0.5 million related to rental payment and $0.8 million related to maintenance reserves. MSAF group held a security deposit of $0.5 million against these arrears. The aircraft, a B747-300B, represented 2.2% of the portfolio by appraised value as of September 30, 2000.


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

CAPITAL MARKETS RISKS


TRADING MARKET FOR THE NOTES



    Morgan Stanley & Co. Incorporated currently makes a market in the notes. However, it is not obligated to do so, and any such market making may be discontinued at any time without notice, in its sole discretion. Therefore, we can give no assurance as to the liquidity of, or the trading market for, the notes.


WE MAY BE UNABLE TO REFINANCE THE SUBCLASS A-3, A-4 OR B-2 NOTES

    We intend to refinance the subclass A-3, A-4 and B-2 notes on their expected final payment dates. Our ability to do so will depend on many factors outside our control, including general conditions in the capital markets and market perceptions of the commercial aviation industry, the aircraft leasing business generally and our own performance. If we are unable to refinance the subclass A-3, A-4 or B-2 notes on their expected final payment dates, they will remain outstanding until they are refinanced or otherwise paid off in accordance with their terms. Depending on the factors referred to above and how quickly we are subsequently able to refinance the notes, these subclasses of notes may remain outstanding for a significant period.

BANKRUPTCY RISKS

    We have taken steps to structure MSAF to ensure that our assets are not consolidated with MSDW's or any of its affiliates' assets or otherwise become available to MSDW's or any of its affiliates' creditors in any bankruptcy or insolvency proceeding involving MSDW.


    If MSDW or any of its affiliates becomes bankrupt or insolvent, there is a legal risk that a court or other authority could decide that these steps were not effective to insulate our assets from MSDW's assets. As a result, the aircraft and our other assets could become available to repay both MSDW's creditors and our creditors, including noteholders. We could also lose all of our rights in the aircraft and our other assets. In either case, it may be impossible to repay amounts outstanding under the notes.


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

THE PORTFOLIO

    All of our assets consist of 100% of the equity in the aircraft-owning subsidiaries and certain leasing subsidiaries and certain loans made to the aircraft-owning subsidiaries. We indirectly own (1) the portfolio, (2) the rights under the related leases, and (3) cash and cash equivalents on deposit.

APPRAISALS


    As of September 30, 2000, our portfolio had an aggregate appraised value of $1,911.2 million. Under our indenture, we are required, at least once each year and in any case no later than October 31 of each year, to deliver to the trustee appraisals of the base value of each of the aircraft in our portfolio from at least three independent appraisers that are members of the International Society of Transport Aircraft Trading or any similar organization. The annual appraisals for 2000 were submitted to the trustee and filed with the Securities and Exchange Commission on Form 8-K on October 31, 2000.



    Three appraisers, Aircraft Information Services, Inc., BK Associates, Inc. and Airclaims Limited, have provided appraisals of the value of each of our aircraft at normal utilization rates in an open, unrestricted and stable market, without taking into account the value of related leases, maintenance reserves or security deposits as of September 30, 2000, adjusted to account for the reported maintenance standard of the aircraft. The appraisals were not based on a physical inspection of the aircraft.



    The average appraised value of each aircraft as of September 30, 2000, used in calculating the "Adjusted Portfolio Value" under the indenture, is calculated by taking the average of the most recent appraised values obtained from the three appraisers. Under the indenture, if on any payment date 105% of the Adjusted Portfolio Value is not greater than the assumed Portfolio Value on that payment date, MSAF's excess cash flows, after paying the interest and Minimum Principal Payment Amount due on its outstanding notes on that date, are redirected to be repaid as the Scheduled Principal Payment Amount of the Class A notes. The Adjusted Portfolio Values resulting from the receipt of these appraisals do not cause such a redirection. MSAF is required to obtain its next annual appraisals no later than 30 days prior to October 31, 2001.


    The appraisals for the portfolio as of September 30, 2000 are set out below.


                                                                                     APPRAISAL OF
                                                                       -----------------------------------------     APPRAISED
                                                                                       AIRCRAFT                     VALUE AS OF
                              ENGINE          SERIAL      DATE OF          BK         INFORMATION                  SEPTEMBER 30,
AIRCRAFT TYPE             CONFIGURATION       NUMBER    MANUFACTURE    ASSOCIATES      SERVICES       AIRCLAIMS         2000
-------------           ------------------   --------   ------------   -----------   -------------   -----------   --------------
A300-600R............   PW 4158                   555         Mar-90   $45,234,468    $42,890,000    $41,870,000      $43,331,489
A300-600R............   PW4158                    625         Mar-92    50,617,354     48,160,000     41,970,000       46,915,785
A310-300.............   PW JT9D-7R4E1             409         Nov-85    27,773,140     21,780,000     16,850,000       22,134,380
A310-300.............   PW JT9D-7R4E1             410         Nov-85    28,659,090     21,870,000     19,540,000       23,356,363
A310-300.............   PW JT9D-7R4E1             437         Jan-87    32,299,653     26,420,000     22,790,000       27,169,884
A320-200.............   CFM56-5A3                 279         Feb-92    29,063,201     28,110,000     27,050,000       28,074,400
A320-200.............   IAE V2500-A1              393         Feb-93    29,520,000     28,450,000     29,540,000       29,170,000
A320-200.............   CFM-5A3                   397         Mar-93    30,835,425     29,790,000     27,990,000       29,538,475
A320-200.............   IAE V2500-A1              414         May-93    29,828,189     28,220,000     29,770,000       29,272,730
A320-200.............   V2500-A1                  428         May-94    32,919,757     30,730,000     31,970,000       31,873,252
A320-200.............   CFM56-5A3                 446         Oct-93    33,070,776     29,830,000     30,700,000       31,200,259
A321-100.............   V2530-A5                  557         Dec-95    43,462,682     38,410,000     33,670,000       38,514,227
A321-100.............   IAE V2530-A5              597         May-96    41,194,891     40,490,000     35,500,000       39,061,630
A330-300.............   CF6-80E1                   54         Apr-94    79,462,637     78,530,000     73,960,000       77,317,546
A340-300.............   CFM56-5C3G                 94         Mar-95    87,999,758     99,790,000     85,510,000       91,099,919
B737-300.............   CFM45-3B1               23255         Jun-85    13,837,910     17,120,000     13,300,000       14,752,637
B737-300.............   CFM45-3B1               23256         Jul-85    14,131,220     17,680,000     14,310,000       15,373,740
B737-300.............   CFM56-3B2               24299         Nov-88    18,965,944     19,900,000     18,230,000       19,031,981
B737-300.............   CFM56-3B2               24449         Apr-90    20,348,154     21,030,000     18,540,000       19,972,718
B737-300.............   CFM56-3B2               25161         Feb-92    24,299,007     23,930,000     22,040,000       23,423,002

                                                                                     APPRAISAL OF
                                                                       -----------------------------------------     APPRAISED
                                                                                       AIRCRAFT                     VALUE AS OF
                              ENGINE          SERIAL      DATE OF          BK         INFORMATION                  SEPTEMBER 30,
AIRCRAFT TYPE             CONFIGURATION       NUMBER    MANUFACTURE    ASSOCIATES      SERVICES       AIRCLAIMS         2000
-------------           ------------------   --------   ------------   -----------   -------------   -----------   --------------
B737-300.............   CFM56-3C1               26295         Dec-93    27,110,000     24,470,000     21,440,000       24,340,000
B737-300.............   CFM56-3B1               26309         Dec-94    28,367,748     25,120,000     23,220,000       25,569,249
B737-300.............   CFM56-3C1               27635         May-95    28,561,650     28,630,000     25,320,000       27,503,883
B737-300F............   CFM56-3B2               23811         Sep-87    18,758,576     20,640,000     19,140,000       19,512,859
B737-300QC...........   CFM56-3B2               23788         May-87    18,659,861     20,320,000     19,610,000       19,529,954
B737-400.............   CFM56-3B2               24234         Oct-88    19,857,422     21,680,000     19,750,000       20,429,141
B737-400.............   CFM56-3C1               24707         Jun-91    25,239,976     24,760,000     19,790,000       23,263,325
B737-400.............   CFM56-3C                25104         May-93    28,083,032     27,980,000     22,750,000       26,271,011
B737-400.............   CFM56-3C1               25105         Jul-93    28,392,833     27,340,000     22,700,000       26,144,278
B737-400.............   CFM56-3C                25371         Jan-92    26,005,550     25,520,000     21,840,000       24,455,183
B737-400.............   CFM45-3C1               26279         Feb-92    26,268,948     26,890,000     24,290,000       25,816,316
B737-400.............   CFM45-3C1               26291         Aug-93    27,928,568     27,040,000     23,850,000       26,272,856
B737-400.............   CFM45-3C1               26308         Nov-94    29,266,255     27,940,000     22,000,000       26,402,085
B737-500.............   CFM56-3B1               25165         Apr-93    19,018,480     19,200,000     18,330,000       18,849,493
B737-500.............   CFM45-3C1               26304         Sep-94    21,220,598     21,370,000     18,800,000       20,463,533
B747-300B............   CF6-80C2                24106         Apr-88    44,142,576     40,290,000     44,090,000       42,840,859
B747-400.............   RB211-524               24955         Sep-91   102,614,483     96,210,000     72,010,000       90,278,161
B757-200ER...........   RB211-535-E4            23767         Apr-87    28,135,572     29,330,000     24,710,000       27,391,857
B757-200ER...........   RR RB211-535E4          24260         Dec-88    31,417,380     32,890,000     28,630,000       30,979,127
B757-200ER...........   RR RB211-535E4          24367         Feb-89    30,670,874     34,080,000     27,390,000       30,713,625
B757-200ER...........   PW2040                  24965         Mar-92    40,446,116     41,480,000     32,710,000       38,212,039
B757-200ER...........   PW2040                  25044         May-91    38,685,380     39,400,000     27,490,000       35,191,793
B757-200ER...........   RB211                   26266         Jan-93    41,680,452     42,840,000     33,950,000       39,490,151
B757-200ER...........   PW 2037                 26272         Mar-94    43,045,784     43,280,000     32,430,000       39,585,261
B757-200ER...........   PW2037                  28160         Jul-96    47,953,656     46,710,000     37,310,000       43,991,219
B767-200ER...........   CF6-80A                 23807         Aug-87    37,392,640     33,300,000     22,930,000       31,207,547
B767-300ER...........   CF6-80C2B2F             24798         Oct-90    41,956,039     51,440,000     38,070,000       43,822,013
B767-300ER...........   GE CF6-80C-2B6          24875         Jun-91    57,003,920     59,700,000     53,020,000       56,574,640
B767-300ER...........   GE CF6-80C2-BF6         25132         Feb-92    56,920,636     62,320,000     51,740,000       56,993,545
B767-300ER...........   CF6-80C2B6F             26256         Apr-93    63,609,808     65,380,000     58,510,000       62,499,936
B767-300ER...........   CF6-80C2B6              26260         Sep-94    65,104,623     67,660,000     57,540,000       63,434,874
Engine...............   CF6-80C2B6F            704279         Jul-95     5,910,000      5,250,000      6,520,000        5,893,333
F-50.................   PW125B                  20232         Aug-92     7,326,350      5,500,000      4,320,000        5,715,450
F-50.................   PW125B                  20233         Jan-92     7,122,810      5,490,000      4,520,000        5,710,937
F-70.................   RR TAY MK620-15         11564         Dec-95    13,827,216     10,840,000     10,980,000       11,882,405
F-70.................   RR TAY MK620-15         11565         Feb-96    13,973,620     12,330,000     11,650,000       12,651,207
F-70.................   RR TAY MK620-15         11569         Mar-96    13,973,620     12,330,000     11,660,000       12,654,540
MD-82................   PW JT8D-219             49825         Mar-89    19,827,514     18,740,000     15,340,000       17,969,171
MD-83................   JT8D-219                49657         Feb-88    18,752,054     18,250,000     14,890,000       17,297,351
MD-83................   PW JT8D-219             49822         Dec-88    18,560,300     17,950,000     13,610,000       16,706,767
MD-83................   PW JT8D-219             49824         Mar-89    20,784,125     19,510,000     15,190,000       18,494,708
MD-83................   JT8D-219                53050         May-90    19,740,377     19,110,000     14,050,000       17,633,459
                                                                                                                   --------------
Total................                                                                                              $1,911,223,559
                                                                                                                   ==============


PORTFOLIO INFORMATION

THE AIRCRAFT

    All of the aircraft hold or are capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage 3 noise levels set out in
Section 36.5 of Appendix C of Part 36 of the United States Federal Aviation Regulations.

    The following table sets forth the exposure as of February 15, 2001 of our portfolio by type of aircraft calculated by reference to the number of aircraft and their appraised value as of September 30, 2000.


                                                                                             % OF CURRENT
                                                                                             PORTFOLIO BY
                                                                                              APPRAISED
                                                                                             VALUE AS OF
                                                 NUMBER OF                        ENGINE    SEPTEMBER 30,
MANUFACTURER                 TYPE OF AIRCRAFT     AIRCRAFT        BODY TYPE       STAGE          2000
------------                 ----------------   ------------   ---------------   --------   --------------
Boeing (61.77%)............  737-300                 8         Narrowbody            3            8.89%
                             737-300F                1         Other/Freighter       3            1.02
                             737-400                 8         Narrowbody            3           10.42
                             737-500                 2         Narrowbody            3            2.06
                             747-300B                1         Widebody              3            2.24
                             747-400                 1         Widebody              3            4.72
                             757-200ER               8         Narrowbody            3           14.94
                             737-300QC               1         Other/Freighter       3            1.02
                             767-200ER               1         Widebody              3            1.63
                             767-300ER               5         Widebody              3           14.82

Airbus (30.77%)............  A300-600R               2         Widebody              3            4.72
                             A310-300                3         Widebody              3            3.80
                             A320-200                6         Narrowbody            3            9.37
                             A321-100                2         Narrowbody            3            4.06
                             A330-300                1         Widebody              3            4.05
                             A340-300                1         Widebody              3            4.77
McDonnell Douglas
  Corporation (4.61%)......  MD-82                   1         Narrowbody            3            0.94
                             MD-83                   4         Narrowbody            3            3.67

Fokker N.V.(2.54%).........  F-50                    2         Other/Freighter       3            0.60
                             F-70                    3         Narrowbody            3            1.95
General Electric Company
  (0.31%)..................  CF6-80C2B6F           engine      --                    3            0.31
                                                ------------                                    ------
Total......................                     61 + engine                                     100.00%
                                                ============                                    ======

    The following table sets forth the exposure as of February 15, 2001 of our portfolio to the lessees calculated by reference to the appraised value as of September 30, 2000 of the aircraft.


                                                                                        % OF CURRENT
                                                                                        PORTFOLIO BY
                                                                                     APPRAISED VALUE AS
                                                                   NUMBER OF                 OF
LESSEE(1)                                                          AIRCRAFT          SEPTEMBER 30, 2000
---------                                                     -------------------   --------------------
Asiana Airlines, Inc. ("ASIANA")............................           4                    8.03%
Trans World Airlines, Inc. ("TWA")..........................           4                    5.11
Air Mauritius Limited ("AIR MAURITIUS").....................           1                    4.77
Cathay Pacific Airways Limited ("CATHAY PACIFIC")...........           1                    4.72
China Airlines, Limited ("CHINA AIRLINES")..................           2                    4.72
Air 2000 Limited ("AIR 2000")...............................           2                    4.70
Aer Lingus Limited ("AER LINGUS")...........................           1                    4.05
Region Air Alpha (BVI) Limited ("REGION AIR")...............           3                    3.80
Air Pacific Limited ("AIR PACIFIC").........................           1                    3.32
JMC Airlines Limited ("JMC AIRLINES").......................           2                    3.13
Aerovias De Mexico, S.A. De C.V. ("AEROMEXICO").............           2                    2.99
Air New Zealand Limited ("AIR NEW ZEALAND").................           1                    2.96
Alaska Airlines, Inc. ("ALASKA AIRLINES")...................           2                    2.74
Flugfelagid Atlanta H.F. ("AIR ATLANTA ICELANDIC")..........           1                    2.24
Britannia Airways Limited ("BRITANNIA").....................           1                    2.07
Braathens Sverige AB ("BRAATHENS")..........................           2                    2.06
Air Alfa Airlines, S.A. ("AIR ALFA")........................           1                    2.04
Companhia De Transportes Aereos Air Macau, SARL ("AIR
  MACAU")...................................................           1                    2.02
Compania Mexicana de Aviacion, S.A. De C.V. ("MEXICANA")....           1                    2.00
Malev Hungarian Airlines, PLC ("MALEV").....................           3                    1.95
Far Eastern Air Transport Corporation ("F.E.A.T.")..........           1                    1.84
Ansett Australia Limited ("ANSETT").........................           1                    1.63
Monarch Airlines Limited ("MONARCH")........................           1                    1.63
National Airlines ("NATIONAL")..............................           1                    1.62
Southwest Airlines Co ("SOUTHWEST").........................           2                    1.58
Canada 3000 Airlines Limited ("CANADA 3000")................           1                    1.55
Cyprus Airways Limited ("CYPRUS AIRWAYS")(2)................           1                    1.53
Air Canada Capital Limited ("AIR CANADA")...................           1                    1.47
Transavia Airlines C.V. ("TRANSAVIA").......................           1                    1.44
Pegasus Hava Tasimaciligi, A.S. ("PEGASUS").................           1                    1.35
Continental Airlines Inc ("CONTINENTAL")....................           1                    1.34
Olympic Airways ("OLYMPIC").................................           1                    1.28
China Hainan Airlines ("CHINA HAINAN")......................           1                    1.27
Air Malta ("AIR MALTA").....................................           1                    1.23
Air Europe Lineas Aereas S.A. ("AIR EUROPA")................           1                    1.22
Travel Service Airlines ("TRAVEL SERVICE")..................           1                    1.07
Lithuanian Airlines ("LITHUANIAN")..........................           1                    1.05
Societe D'Exploitation Aeropostale S.A. ("L'AEROPOSTALE")...           1                    1.02
Flugleidir H.F. ("ICELANDAIR")..............................           1                    1.02
Air Liberte, S.A. ("AIR LIBERTE")...........................           1                    0.87
KLM Cityhopper B.V. ("KLM CITYHOPPER")......................           2                    0.60
Koninklijke Luchtvaart Maatschappij N.V. ("KLM")............        engine                  0.31
Off-lease...................................................           2                    2.66
                                                              -------------------           ----
Total.......................................................      61 + engine                100%
                                                              ===================           ====


--------------------------


(1) Total number of lessees = 42.



(2) Although this A320 was subject to a lease as of February 15, 2001, it was not delivered to the lessee until February 17, 2001.

    The following table sets forth the exposure as of February 15, 2001 of our portfolio to countries in which the lessees are domiciled calculated by reference to the appraised value as of September 30, 2000 of the aircraft.


                                                                                        % OF CURRENT
                                                                                        PORTFOLIO BY
                                                                                     APPRAISED VALUE AS
                                                                   NUMBER OF                 OF
COUNTRY(1)                                                         AIRCRAFT          SEPTEMBER 30, 2000
----------                                                    -------------------   --------------------
United States...............................................          10                     12.39%
U.K.........................................................           6                     11.54
South Korea.................................................           4                      8.03
Taiwan......................................................           3                      6.56
Mexico......................................................           3                      4.99
Mauritius...................................................           1                      4.77
Hong Kong...................................................           1                      4.72
Ireland.....................................................           1                      4.05
Singapore...................................................           3                      3.80
Turkey......................................................           2                      3.39
Fiji........................................................           1                      3.32
Iceland.....................................................           2                      3.26
Canada......................................................           2                      3.01
New Zealand.................................................           1                      2.96
The Netherlands.............................................      3 + engine                  2.35
Norway......................................................           2                      2.06
Macau.......................................................           1                      2.02
Hungary.....................................................           3                      1.95
France......................................................           2                      1.90
Australia...................................................           1                      1.63
Cyprus(2)...................................................           1                      1.53
Greece......................................................           1                      1.28
China.......................................................           1                      1.27
Malta.......................................................           1                      1.23
Spain.......................................................           1                      1.22
Czech Republic..............................................           1                      1.07
Lithuania...................................................           1                      1.05
Off-lease...................................................           2                      2.66
                                                              -------------------            -----
                                                                  61 + engine                  100%
                                                              ===================            =====


------------------------

(1) Total number of countries = 27.


(2) Although this A320 was subject to a lease as of February 15, 2001, it was not delivered to the lessee until February 17, 2001.

    The following table sets forth the exposure as of February 15, 2001 of our portfolio by regions in which the lessees are domiciled calculated by reference to number of aircraft and their appraised value as of September 30, 2000.


                                                                                        % OF CURRENT
                                                                                        PORTFOLIO BY
                                                                                     APPRAISED VALUE AS
                                                                   NUMBER OF                 OF
REGION(1)                                                          AIRCRAFT          SEPTEMBER 30, 2000
---------                                                     -------------------   --------------------
Developed Markets
  Europe....................................................      15 + engine               23.10%
  North America.............................................          12                    15.41
  Pacific...................................................           6                    13.12

Emerging Markets
  Europe and Middle East....................................           7                     7.69
  Latin America.............................................           3                     4.99
  Asia......................................................           8                    15.87

Other(2)....................................................           8                    17.17
Off-lease...................................................           2                     2.66
                                                              -------------------          ------
  Total.....................................................      61 + engine              100.00%
                                                              ===================          ======


------------------------

(1) Regions are defined according to MSCI designations.


(2) Although one A320 was subject to a lease as of February 15, 2001, it was not delivered to the lessee until February 17, 2001.



    The following table sets forth the exposure as of February 15, 2001 of our portfolio by year of aircraft manufacture calculated by reference to the appraised value as of September 30, 2000 of the aircraft. The weighted average age of the fleet as of September 30, 2000 was approximately 9 years.



                                                                                        % OF CURRENT
                                                                                        PORTFOLIO BY
                                                                                     APPRAISED VALUE AS
                                                                   NUMBER OF                 OF
YEAR OF MANUFACTURE                                                AIRCRAFT          SEPTEMBER 30, 2000
-------------------                                           -------------------   --------------------
1985........................................................           4                     3.96%
1987........................................................           5                     6.53
1988........................................................           6                     7.71
1989........................................................           3                     3.51
1990........................................................           4                     6.53
1991........................................................           4                    10.74
1992........................................................           9                    13.36
1993........................................................          11                    17.95
1994........................................................           7                    14.89
1995........................................................      4 + engine                 9.15
1996........................................................           4                     5.67
                                                              -------------------          ------
Total.......................................................      61 + engine              100.00%
                                                              ===================          ======

    The following table sets forth the exposure as of February 15, 2001 of our portfolio by seat category calculated by reference to the appraised value of our aircraft as of September 30, 2000.


                                                                                       % OF CURRENT
                                                                                       PORTFOLIO BY
                                                                                    APPRAISED VALUE AS
                                                                      NUMBER OF             OF
SEAT CATEGORY                          AIRCRAFT TYPES                 AIRCRAFT      SEPTEMBER 30, 2000
-------------             -----------------------------------------  -----------   --------------------
< 50....................  F-50                                            2                 0.62%
51-120..................  B737-500, F-70                                  5                 4.18%
121-170.................  MD-83, A320-200, B737-300, B737-400,
                          MD-82                                          28                34.02%
171-240.................  A300-600R, A310-300, A321-100,
                          B757-200ER, B767-200ER, B767-300ER             21                44.01%
241-350.................  A330-300, A340-300                              2                 8.58%
351+....................  B747-300B, B747-400                             2                 7.32%
Other...................  B737-300F (freighter), Engine              1 + engine             1.27%
                                                                     -----------          ------
Total...................                                             61 + engine          100.00%
                                                                     ===========          ======



MSAF GROUP PORTFOLIO ANALYSIS



    The following table sets forth additional information on our portfolio as of February 15, 2001 (except for appraised values, which are as of September 30, 2000).



                         COUNTRY OF                               AIRCRAFT          ENGINE         SERIAL      DATE OF
REGION(1)              CURRENT LESSEE      CURRENT LESSEE           TYPE        CONFIGURATION      NUMBER    MANUFACTURE
---------              --------------   ---------------------   ------------   ----------------   --------   ------------
1 Europe.............  France           Air Liberte             MD-83          PW JT8D-219          49822          Dec-88
2 (Developed)........  France           l'Aeropostale           B737-300QC     CFM 56-3C1           23788          May-87
3                      Ireland          Aer Lingus              A330-300       CF6-80E1                54          Apr-94
4                      Netherlands      KLM                     Engine         CF6-80C2-B6F        704279          Jul-95
5                      Netherlands      KLM Cityhopper          F-50           PW100-125B           20232          Aug-92
6                      Netherlands      KLM Cityhopper          F-50           PW100-125B           20233          Jan-92
7                      Netherlands      Transavia               B737-300       CFM 56-3C1           27635          May-95
8                      Norway           Braathens               B737-500       CFM 56-3B1           25165          Apr-93
9                      Norway           Braathens               B737-500       CFM 56-3C1           26304          Sep-94
10                     Spain            Air Europa              B737-400       CFM 56-3C1           24707          Jun-91
11                     UK               Air 2000                B757-200ER     RB211-535E4          23767          Apr-87
12                     UK               Air 2000                B767-300ER     CF6-80C2-B6F         26256          Apr-93
13                     UK               Britannia               B757-200ER     RB211-535E4-37       26266          Jan-93
14                     UK               JMC Airlines            A320-200       V2500-A1               393          Feb-93
15                     UK               JMC Airlines            B757-200ER     RB211-535E4-37       24367          Feb-89
16                     UK               Monarch                 A320-200       CFM 56-5A3             446          Oct-93
17 North America.....  Canada           Air Canada              A320-200       CFM 56-5A3             279          Feb-92
18 (Developed).......  Canada           Canada 3000             A320-200       CFM 56-5A3             397          May-93
19                     United States    Alaska Airlines         B737-400       CFM 56-3C1           25104          May-93
20                     United States    Alaska Airlines         B737-400       CFM 56-3C1           25105          Jul-93
21                     United States    Continental             B737-300       CFM 56-3B1           26309          Dec-94
22                     United States    National                B757-200ER     RB211-535E4          24260          Dec-88
23                     United States    Southwest               B737-300       CFM 56-3B1           23255          Jun-85
24                     United States    Southwest               B737-300       CFM 56-3B2           23256          Jul-85
25                     United States    TWA                     B757-200ER     PW 2037              28160          Jul-96
26                     United States    TWA                     MD-83          PW JT8D-219          49657          Feb-88
27                     United States    TWA                     MD-83          PW JT8D-219          49824          Mar-89
28                     United States    TWA                     MD-82          PW JT8D-217C         49825          Mar-89

                                         % OF CURRENT
                         APPRAISED       PORTFOLIO BY
                        VALUE AS OF       APPRAISED
                       SEPTEMBER 30,     VALUE AS OF
                            2000        SEPTEMBER 30,
REGION(1)                ($'000'S)           2000
---------              --------------   --------------
1 Europe.............       $16,707           0.87%
2 (Developed)........        19,530           1.02
3                            77,318           4.05
4                             5,893           0.31
5                             5,715           0.30
6                             5,711           0.30
7                            27,504           1.44
8                            18,849           0.99
9                            20,464           1.07
10                           23,263           1.22
11                           27,392           1.43
12                           62,500           3.27
13                           39,490           2.07
14                           29,170           1.53
15                           30,714           1.61
16                           31,200           1.63
17 North America.....        28,074           1.47
18 (Developed).......        29,538           1.55
19                           26,271           1.37
20                           26,144           1.37
21                           25,569           1.34
22                           30,979           1.62
23                           14,753           0.77
24                           15,374           0.80
25                           43,991           2.30
26                           17,297           0.91
27                           18,495           0.97
28                           17,969           0.94


                         COUNTRY OF                               AIRCRAFT          ENGINE         SERIAL      DATE OF
REGION(1)              CURRENT LESSEE      CURRENT LESSEE           TYPE        CONFIGURATION      NUMBER    MANUFACTURE
---------              --------------   ---------------------   ------------   ----------------   --------   ------------
29 Pacific...........  Australia        Ansett                  B767-200ER     CF6-80A              23807          Aug-87
30 (Developed).......  Hong Kong        Cathay Pacific          B747-400       RB211-525H2-19       24955          Sep-91
31                     New Zealand      Air New Zealand         B767-300ER     CF6-80C2-B6          24875          Jun-91
32                     Singapore        Region Air              A310-300       PW JT9D-7R4E1          409          Nov-85
33                     Singapore        Region Air              A310-300       PW JT9D-7R4E1          410          Nov-85
34                     Singapore        Region Air              A310-300       PW JT9D-7R4E1          437          Jan-87
35 Europe and Middle
  East...............  Czech Republic   Travel Service          B737-400       CFM 56-3B2           24234          Oct-88
36 (Emerging)........  Greece           Olympic                 B737-400       CFM 56-3C1           25371          Jan-92
37                     Hungary          Malev                   F-70           TAY MK620-15         11564          Dec-95
38                     Hungary          Malev                   F-70           TAY MK620-15         11565          Feb-96
39                     Hungary          Malev                   F-70           TAY MK620-15         11569          Mar-96
40                     Turkey           Air Alfa                A321-100       V2530-A5               597          May-96
41                     Turkey           Pegasus                 B737-400       CFM 56-3C1           26279          Feb-92
42 Asia..............  China            China Hainan            B737-300       CFM 56-3C1           26295          Dec-93
43 (Emerging)........  South Korea      Asiana                  B767-300ER     CF6-80C2-B6F         24798          Oct-90
44                     South Korea      Asiana                  B767-300ER     CF6-80C2-B6F         25132          Feb-92
45                     South Korea      Asiana                  B737-400       CFM 56-3C1           26291          Aug-93
46                     South Korea      Asiana                  B737-400       CFM 56-3C1           26308          Nov-94
47                     Taiwan           China Airlines          A300-600R      PW 4158                555          Mar-90
48                     Taiwan           China Airlines          A300-600R      PW 4158                625          Mar-92
49                     Taiwan           F.E.A.T.                B757-200ER     PW 2037              25044          May-91
50 Latin America.....  Mexico           AeroMexico              B757-200ER     PW 2037              26272          Mar-94
51 (Emerging)........  Mexico           AeroMexico              MD-83          PW JT8D-219          53050          May-90
52                     Mexico           Mexicana                B757-200ER     PW 2040              24965          Mar-92
53 Other.............  Cyprus           Cyprus Airways          A320-200       V2500-A1               414(2)       May-93
54                     Fiji             Air Pacific             B767-300ER     CF6-80C2-B6          26260          Sep-94
55                     Iceland          Air Atlanta Icelandic   B747-300B      CF6-80C2             24106          Apr-88
56                     Iceland          Icelandair              B737-300F      CFM 56-3B2           23811          Sep-87
57                     Lithuania        Lithuanian              B737-300       CFM 56-3B2           24449          Apr-90
58                     Macau            Air Macau               A321-100       V2530-A5               557          Dec-95
59                     Malta            Air Malta               B737-300       CFM 56-3B2           25161          Feb-92
60                     Mauritius        Air Mauritius           A340-300       CFM 56-5C3G             94          Mar-95
61 Off-lease.........  --               --                      B737-300       CFM 56-3B2           24299          Nov-88
62                     --               --                      A320-200       V2500-A1               428          May-94
Total................

                                         % OF CURRENT
                         APPRAISED       PORTFOLIO BY
                        VALUE AS OF       APPRAISED
                       SEPTEMBER 30,     VALUE AS OF
                            2000        SEPTEMBER 30,
REGION(1)                ($'000'S)           2000
---------              --------------   --------------
29 Pacific...........       $31,208           1.63%
30 (Developed).......        90,278           4.72
31                           56,575           2.96
32                           22,134           1.16
33                           23,356           1.22
34                           27,170           1.42
35 Europe and Middle
  East...............        20,429           1.07
36 (Emerging)........        24,455           1.28
37                           11,882           0.62
38                           12,651           0.66
39                           12,655           0.66
40                           39,062           2.04
41                           25,816           1.35
42 Asia..............        24,340           1.27
43 (Emerging)........        43,822           2.29
44                           56,994           2.98
45                           26,273           1.37
46                           26,402           1.38
47                           43,331           2.27
48                           46,916           2.45
49                           35,192           1.84
50 Latin America.....        39,585           2.07
51 (Emerging)........        17,633           0.92
52                           38,212           2.00
53 Other.............        29,273           1.53
54                           63,435           3.32
55                           42,841           2.24
56                           19,513           1.02
57                           19,973           1.05
58                           38,514           2.02
59                           23,423           1.23
60                           91,100           4.77
61 Off-lease.........        19,032           1.00
62                           31,873           1.67
                         ----------         ------
Total................    $1,911,224         100.00%
                         ==========         ======


------------------------------

(1) Regions are defined according to MSCI designations.


(2) Although this A320 was subject to a lease as of February 15, 2001, it was not delivered to the lessee until February 17, 2001.

DESCRIPTION OF THE AIRCRAFT



    The following table sets forth certain available information with respect to the body type, number of seats, engine manufacturer, production years, current fleet, number of aircraft on order and number of operators of each aircraft type in our portfolio as of February 15, 2001.



                                                         ENGINE           PRODUCTION       CURRENT       ON       NUMBER OF
TYPE & VARIANT                  BODY       SEATS     MANUFACTURER(1)         YEARS          FLEET      ORDER     OPERATORS(2)
--------------               ----------   --------   ---------------   -----------------   --------   --------   ------------
Airbus A300-600R...........  Wide              220        2XGE               1987-             77         0           13
                                                          2XPW               1988-             95        81           14
Airbus A310-300............  Wide              180        2XGE               1985-             79         0           22
                                                          2XPW               1985-             66         5           20
Airbus A320-200............  Narrow            150        2XCFM              1988-            532       159           50
                                                          2XIAE              1988-            356       217           46
                                                          2XTBA                                 0       100            0
Airbus A321-100............  Narrow            185        2XCFM              1993-             43         3            4
                                                          2XIAE              1993-             44        21            8
                                                          2XTBA              1993-              0         2            0
Airbus A330-300............  Wide              295        2XGE               1993-             16         8            4
                                                          2XPW               1994-             50        49            9
                                                          2XRR               1992-             33        16            6
                                                          2XTBA                                 0         3            0
Airbus A340-300............  Wide              295        4XCFM              1992-            168        43           26
Boeing 737-300.............  Narrow            130        2XCFM            1984-1999         1065         0          104
Boeing 737-300F............  Freight             0        2XCFM        (all conversions)        3         0            2
Boeing 737-300QC...........  Narrow            130        2XCFM        (all conversions)       29         0            6
Boeing 737-400.............  Narrow            150        2XCFM            1988-1999          479         0           69
Boeing 737-500.............  Narrow            110        2XCFM            1989-1999          384         0           38
Boeing 747-300.............  Wide              400        4XGE             1982-1990           16         0            6
                                                          4XPW             1982-1988           40         0           12
                                                          4XRR             1984-1988           22         0            4
Boeing 747-400.............  Wide              412        4XGE               1988-            227        42           27
                                                          4XPW               1988-            192        22           12
                                                          4XRR               1988-            114         4            6
                                                           TBA                                  0         9            0
Boeing 757-200.............  Narrow            200        2XPW               1984-            391        12           18
                                                          2XRR               1982-            523        31           46
Boeing 767-200ER...........  Wide              180        2XGE               1985-             63         5           15
                                                          2XPW               1984-             48         0           12
Boeing 767-300ER...........  Wide              220        2XGE               1986-            272        32           43
                                                          2XPW               1987-            161         8           29
                                                          2XRR               1989-             31         0            3
                                                          2XTBA                                 0         3            0
Fokker 50..................  Turbo-prop         50        2XPW             1987-1997          188         0           33
Fokker 70..................  Narrow             70        2XRR             1994-1997           43         0            8
MDC MD-82..................  Narrow            140        2XPW             1981-1997          583         0           32
MDC MD-83..................  Narrow            140        2XPW             1984-1999          276         0           27


------------------------------


Source: Airclaims Limited.



(1) The above table identifies engine manufacturers by the following abbreviations:


    GE = General Electric


    PW = Pratt & Whitney


    CFM = CFM International


    IAE = International Aero Engines


    RR = Rolls Royce


    TBA = To be announced.



(2) The number of operators does not include lessors.

ACQUISITION OF ADDITIONAL AIRCRAFT


    MSAF may acquire additional commercial passenger or freight aircraft from various sellers. Cash flows derived from any additional aircraft and the related leases will be available to satisfy MSAF's payment obligations, including payments of interest, principal and premium, if any, on the notes and any additional notes. There is no limit on the aggregate value of additional aircraft that may be acquired or on the period in which such additional aircraft must be acquired. Any acquisition of additional aircraft and related issuance of additional notes will be subject to certain conditions under the indenture.


THE LEASES


    As of February 15, 2001, we had 60 leases in effect, covering our whole portfolio except two aircraft which were off-lease. Although the lease documentation is fairly standardized in many respects, significant variations do exist as a result of negotiation with each lessee. The following is a summary of the principal characteristics of the leases as of February 15, 2001 (with appraised values as of September 30, 2000).



CONTRACTED LEASE EXPIRES.....................  The weighted average remaining contracted lease term of the portfolio (weighted by appraised values as of
                                               September 30, 2000 and without giving effect to
                                               existing non-binding letters of intent, purchase
                                               options or extension options) was 34.1 months. The
                                               longest lease was scheduled to expire in
                                               September 2013. Over the next five years we will be
                                               required to re-lease 53 of the aircraft and 1 engine,
                                               representing 85.0% of the portfolio by appraised
                                               value as of September 30, 2000.

EXTENSION OPTIONS............................  Thirty-one of the leases included outstanding options for the lessee to extend the term of the lease.
                                               Assuming that all these options were exercised to
                                               extend the leases to the latest possible dates, the
                                               weighted average remaining lease term of the
                                               portfolio would be 51.4 months and the weighted
                                               average extended rent payable over the extended
                                               period would be 102.5% of the current contracted
                                               rental payments.

EARLY TERMINATION OPTIONS....................  Two of the leases allowed the lessee to terminate its lease before the scheduled expiration date, provided
                                               certain conditions are met. Assuming that both
                                               options were exercised for the earliest possible
                                               termination, the weighted average remaining lease
                                               term of the portfolio would be 33.6 months.

PURCHASE OPTIONS.............................  Eight lessees had outstanding options to purchase a total of 10 aircraft, representing 26.7% of the
                                               portfolio by appraised value as of September 30,
                                               2000. The latest date on which a purchase option
                                               could be exercised was June 8, 2008, for a purchase
                                               on March 8, 2009. If these options were exercised on
                                               their earliest exercise date, in only one case the
                                               purchase option strike price would be below the note
                                               target price that we have assumed for the applicable
                                               aircraft on the exercise date, by 2.5%.

SECURITY DEPOSITS............................  Under 57 of the lease contracts the lessees had provided security for their obligations, in either
                                               cash or letters of credit. Our total security
                                               deposits were $40.0 million in cash and
                                               $80.8 million in letters of credit. Together these
                                               security deposits were equivalent to 2.0 months of
                                               contracted lease rental payments. For a discussion of
                                               cash security deposits that ILFC holds on our behalf,
                                               you should refer to "Indebtedness--ILFC Facility".

GUARANTEES...................................  In various leases, we have received guarantees or comfort letters from a lessee's parent company or
                                               shareholders relating to the lessee's payment and
                                               performance obligations under the lease. In the case
                                               of one lessee we have received a bank guarantee of
                                               its lease obligations in the amount of $38 million.

THIRD PARTY LIABILITY INSURANCE..............  The minimum third party liability limits under the leases range from $250 million to $2,000 million. We
                                               also have in place our own contingent liability
                                               coverage to cover any liability in excess of the
                                               lessee's coverage or where a lessee's coverage lapses
                                               for any reason.

AIRCRAFT PROPERTY INSURANCE..................  The total insured value for all risks, aircraft hull and hull war risks insurance for the portfolio is
                                               $2,535.3 million. In all cases, the sum of the
                                               stipulated lease value and our own additional
                                               coverage in place is at least equal to the appraised
                                               value of the aircraft and on average is approximately
                                               133% of the appraised value of the aircraft.
                                               Permitted deductibles, which generally apply only in
                                               the case of a partial loss, range from $100,000 to
                                               $1,000,000.

SUBLEASES AND WET LEASES.....................  Under certain of the leases, the lessee may sublease the aircraft without our consent, provided certain
                                               conditions are met. Under all of our leases, the
                                               lessee may wet lease the aircraft without our
                                               consent, provided that the lessee does not part with
                                               operational control of the aircraft (although in two
                                               of the leases it may only wet lease without our
                                               consent if the wet lease is for a term of not more
                                               than twelve months). Where there is a sublease or a
                                               wet lease, the lessee remains fully liable to us for
                                               all its payment and performance obligations under the
                                               lease and we have no contractual relationship with
                                               the sublessee or the wet lessee. The following
                                               lessees sublease their aircraft: Region Air (to P.T.
                                               Awair Indonesia), Monarch (airframe to Sky Service,
                                               based in Canada, and engines to Canada 3000), Cyprus
                                               Airways (to its subsidiary Eurocypria, also based in
                                               Cyprus), and Air Atlanta Icelandic (scheduled to
                                               commence a sub-lease of its aircraft to Iberia, based
                                               in Spain, in early March 2001). To our knowledge, one
                                               lessee, Pegasus, wet leases its aircraft (to Khalifa
                                               Airways, based in Algeria). Our consent was not
                                               required for this wet lease. See "Management's
                                               Discussion and Analysis of Financial Condition and
                                               Results of Operations--Recent Developments--Europe
                                               (Developed).

OPERATING LEASES

INTRODUCTION

    Operating leasing has grown steadily over the last decade:

    - to facilitate the matching of excess aircraft supply and demand in different geographical regions;

    - to provide short-to-medium term capacity (i.e. for less than the useful life of an aircraft); and

    - to bridge the financing gap for under-capitalized airlines, typically where financing is not otherwise available.

    The following discussion highlights the principal features of an operating lease. All of our leases generally conform to this description.

LEASE PAYMENTS AND SECURITY

    Operating leases require the lessees to pay periodic rentals during the lease term. Lessees must make payments to the lessor without set-off or counterclaim, and leases generally include an obligation of the lessee to gross-up payments under the lease where payments are subject to certain withholding and other taxes. Leases also contain an indemnification of the lessor for certain taxation liabilities (including, in some leases, value added tax and stamp duties, but generally excluding net income tax or its equivalent imposed on the lessor) and taxation of indemnity payments. Lessees are also obliged to pay default interest on any overdue amounts. In some cases, the lessee may exercise certain remedies if the lessor breaches its covenant of quiet enjoyment.

    Lessees generally indemnify the lessor for operating expenses accrued or payable during the term of the lease, which normally include maintenance, operating, overhaul, airport and navigation charges, certain taxes, licenses, consents and approvals, aircraft registration and hull all risks and public liability insurance premiums. Lessees are obliged to remove liens on the aircraft other than certain liens permitted under the leases.

OPERATION OF THE AIRCRAFT

    Operating leases require the lessees to operate the aircraft in compliance with all laws and regulations applicable to the aircraft. The aircraft generally must remain in the possession of the lessees, and any subleases of the aircraft generally must be approved by the lessor. Under many leases, the lessees may enter into charter or "WET LEASE" arrangements in respect of the aircraft (i.e., a lease with crew and services provided by the lessee) without the lessor's consent, provided that the lessee does not part with operational control of the aircraft. Under certain leases, the lessee is permitted to enter into subleases to specified operators without the lessor's consent, provided that certain conditions are met.

    Leases generally permit lessees to subject the engines, and other equipment or components in certain cases, to removal or replacement and, in certain cases, to pooling arrangements (temporary borrowing of equipment), in some cases with permitted entities (which may include certain manufacturers, suppliers, other airlines or aircraft operators) without the lessor's consent but subject to conditions set out in the lease. Lessees may generally deliver possession of the aircraft, engines and other equipment or components to the manufacturer for testing or similar purposes, or to a third party for service, maintenance, repair or other work required or permitted under the lease. The lessor's ability to repossess the aircraft or engines, equipment or components from a sublessee, transferee, manufacturer, or other person may be restricted by liens or similar rights of detention and by applicable bankruptcy and insolvency laws.

MAINTENANCE AND MAINTENANCE RESERVES


    Operating leases generally contain detailed provisions specifying maintenance standards and the required condition of the aircraft upon redelivery. In some leases, depending upon the specific maintenance condition of the aircraft or specified items (airframe, engines, certain components, auxiliary power unit or landing gear) at redelivery, the lessee may be required to make certain adjustment payments to the lessor. During the term of a lease, the lessee is required to ensure that the aircraft is maintained in accordance with an agreed maintenance program designed to ensure that the aircraft meets applicable airworthiness and other regulatory requirements in the jurisdiction in which the aircraft is registered. The agreed maintenance program is generally performed by the lessee.


    In some leases, the lessee is required to provide monthly maintenance reserves, which are used to reimburse the lessee for significant maintenance charges, including major airframe and engine overhauls. In leases where there is no provision for the payment of maintenance reserves, the lessor must rely on the credit of the lessee or, if available, any credit support, and the ability of the lessee to return the aircraft in the condition required by the lease upon termination, to make any required payments based on the aircraft's return condition upon termination of the related lease and to perform scheduled maintenance throughout the lease term.

    Lessees are generally required under the leases to comply with "ADS", or airworthiness directives, of the applicable aviation authorities specified in the leases and with manufacturer's service bulletins, and lessees primarily bear the cost of compliance. However, the lessor may be required by the lease to contribute to the cost of certain ADs or manufacturer's service bulletins or to the cost above a specified threshold.

INDEMNIFICATION AND INSURANCE OF AIRCRAFT

LIABILITY INSURANCE

    In addition to operational indemnities under the lease, operating leases require lessees to carry insurance for any liabilities arising out of the operation of the aircraft, including liabilities for death or injury to persons and damage to property that ordinarily would attach to the operator of the aircraft. Liability insurance coverage typically includes third party legal liability, passenger legal liability, baggage legal liability, cargo legal liability, mail and aviation general third party (including products) legal liability. Liability insurance coverage is generally subject to customary industry exclusions.

    In some jurisdictions liabilities for risks that lessees insure against may also attach to the owner of the aircraft whether or not the owner is in any way responsible for the related loss. In addition, claimants may assert claims against the aircraft owner on the basis of alleged responsibility for a loss. Operating leases generally require that lessees indemnify owners against third party claims, including the costs of defending against such claims. Indemnified losses include both aircraft operating costs as well as losses to persons and property resulting from the operation of the aircraft. The latter types of losses are generally covered by the lessee's liability insurance.

AIRCRAFT PROPERTY INSURANCE


    Operating leases also require that lessees carry various types of aircraft property insurance that are customary in the air transportation industry. The aircraft property insurance typically includes all risks, aircraft hull and hull war risks insurance (in each case at a stipulated lease value, subject to adjustment in certain circumstances) and aircraft spares insurance (on a replacement cost basis). The lessor is permitted, in most cases, to increase the insured value above the stipulated lease value consistent with industry practice with the lessee responsible for any increase in the premium. In addition to the stipulated lease value coverage obtained by the lessee, the lessor may purchase "total loss only" coverage for certain aircraft. Aircraft property insurance is also subject to customary industry deductions.

    Operating leases generally include provisions defining an event of loss or a casualty occurrence so that where a total loss of the airframe occurs, with or without loss of the engines installed on the airframe, the agreed value is payable by the lessee. This payment is generally funded with insurance proceeds. However, the industry practice is to treat only a loss of greater than 75% of the value of the aircraft, including the engines, as a total loss. In the case of a total loss of 75% or less of the value of the aircraft, the lessee is generally responsible for the payment of the difference between the insurance proceeds and the stipulated lease value. Where insurance proceeds do cover a total loss, most operating leases require that the lessor pay the balance of any insurance proceeds received under hull all risks or war risks policies to the lessee, after deducting any amounts payable by the lessee under the lease.


    Insurance certificates generally contain a breach of warranty endorsement. This endorsement ensures that additional insureds continue to be protected even if the lessee violates one or more of the terms, conditions or warranties of the insurance policies, provided that the additional insured has not caused, contributed to or knowingly condoned such breach.

    Operating leases may also require that lessees maintain, as part of their hull war and allied perils insurance, coverage for confiscation or requisition of the aircraft. This includes confiscation or requisition by the relevant state of registration. However, in certain countries (including France and China) such insurance may not be obtainable.

CONTINGENT LIABILITY COVERAGE


    Lessors of aircraft under operating leases may obtain additional contingent liability coverage. This operates both to cover any liability in excess of the coverage provided by a lessee's policy and where a lessee's policy lapses for any reason, including an early termination of a lease and repossession of an aircraft. The amount of the contingent liability policies may not be the same as required under the relevant lease and is generally subject to certain limitations imposed by the air transportation insurance industry.


ITEM 2. PROPERTIES

    MSAF group has no ownership or leasehold interest in any real property.


    MSAF group's registered and principal office is located at 1100 North Market Street, Rodney Square North, Wilmington, Delaware 19890-0001 and its telephone number is 302-651-1000.



    For a description of MSAF group's interest in other property, see "The Portfolio" and "Operating Leases" under Item 1.


ITEM 3. LEGAL PROCEEDINGS

    Neither MSAF group nor any of its subsidiaries is involved in or subject to any legal or arbitration proceedings relating to claims or amounts which are material nor is MSAF group aware that any such proceedings are pending or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



    As of the date of this Report on Form 10-K, all of the beneficial interest in MSAF group is owned by MSAF Holdings, a wholly owned subsidiary of MSDW Aircraft Holdings, which in turn is a wholly owned subsidiary of MS Financing Inc. ("MSF"), which in turn is a wholly owned subsidiary of MSDW. No equity securities of MSAF group are listed on any national exchange or traded in any established market.



    At the time of the issuance of the 1998 Notes, MSAF group paid a beneficial interest distribution of approximately $976 million to MSF.



    Simultaneous with the issuance of the 2000 Notes and the acquisition of certain net assets from MSF, MSAF group received a non-cash capital contribution of $78.0 million from MSF.



    For additional information regarding the corporate governance of MSAF group, see Item 10.



ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA



    The selected consolidated financial data in the following table have been derived from, and should be read in conjunction with, MSAF group's consolidated financial statements as of and for the fiscal years ended November 30, 2000, 1999, 1998 and for the period from October 30, 1997 (date of formation) to November 30, 1997, including the notes thereto (the "FINANCIAL STATEMENTS"). MSAF group's Financial Statements have been audited by Deloitte & Touche LLP, independent auditors.



                                                                                                 PERIOD FROM
                                                                                              OCTOBER 30, 1997
                                                                                                  (DATE OF
                                  FISCAL YEAR          FISCAL YEAR          FISCAL YEAR          FORMATION)
                                     ENDED                ENDED                ENDED           TO NOVEMBER 30,
                               NOVEMBER 30, 2000    NOVEMBER 30, 1999    NOVEMBER 30, 1998          1997
                               ------------------   ------------------   ------------------   -----------------
                                                            (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
Revenues:
  Lease income, net..........       $219,819             $114,651             $120,005            $  4,747
  Investment income on
    collection account.......          3,712                1,845                2,156                  --
                                    --------             --------             --------            --------
  Total revenues.............        223,531              116,496              122,161               4,747
                                    --------             --------             --------            --------
Expenses:
  Interest expense...........        112,205               63,584               50,533                  --
  Depreciation expense.......         85,528               47,060               38,876                  43
  Operating expenses:
    Service provider and
      other fees.............         13,996                8,568                9,534                  --
    Maintenance and other
      aircraft related
      costs..................         19,925                5,216                2,969                  --
                                    --------             --------             --------            --------
  Total expenses.............        231,654              124,428              101,912                  43
                                    --------             --------             --------            --------
Net (loss)/income............       $ (8,123)            $ (7,932)            $ 20,249            $  4,704
                                    ========             ========             ========            ========
STATEMENT OF CASH FLOWS DATA:
Net cash provided by
  operating activities.......       $ 87,695             $ 43,607             $ 83,941            $     --
Net cash used for investing
  activities.................       (876,793)                  --             (887,315)            (66,370)
Net cash provided by/(used
  for) financing
  activities.................        824,405              (43,338)             838,224              66,370

                               NOVEMBER 30, 2000    NOVEMBER 30, 1999    NOVEMBER 30, 1998    NOVEMBER 30, 1997
                               ------------------   ------------------   ------------------   ------------------
                                                            (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents....      $   70,426           $   35,119           $   34,850           $       --
Total Assets.................       1,939,564              957,474            1,010,492               71,074
Total Liabilities............       1,924,357            1,012,155            1,057,241               66,369
Total Beneficial
  Interestholder's
  Equity/(Deficit)...........          15,207              (54,681)             (46,749)               4,705



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION


    The initial MSAF group entities were organized in late 1997 and since that time their principal business activity has been the acquisition of aircraft and the placement of such aircraft on operating lease. MSAF group's future business is expected to consist principally of aircraft operating lease activities, acquisitions of additional aircraft and sales of aircraft. Cash flows generated from such activities will be used to service interest and principal on its outstanding notes payable, any refinancing notes and any additional notes but only after various expenses of MSAF group have been paid for, including any taxes, obligations to lessees including maintenance obligations, fees and expenses of ILFC and other service providers and payments to MSAF group's interest rate swap counterparties.



    MSAF group's ability to generate sufficient cash from its aircraft assets to service the outstanding notes payable depends primarily on (1) the rental rates it can achieve on leases and the lessees' ability to perform according to the terms of those leases and (2) the prices it can achieve on any aircraft sales. MSAF group's ability to service the outstanding notes payable also depends on the level of its operating expenses, including maintenance obligations which will increase as the aircraft age, and on any unforeseen contingent liabilities arising.



    MSAF group's portfolio of aircraft assets consists of 61 aircraft and one engine. The aggregate appraised value of this portfolio was $1,911.2 million as of September 30, 2000. Based on the appraised values as of September 30, 2000, no one aircraft accounts for more than 5% of MSAF group's portfolio. As of February 15, 2001, MSAF group had 60 lease contracts in effect with 42 lessees based in 27 countries, and two aircraft off-lease. As of February 15, 2001, the weighted average remaining contracted lease term of the portfolio (weighted by appraised values as of September 30, 2000 and without giving effect to existing non-binding letters of intent, purchase options or extension options) was 34.1 months. The longest lease is scheduled to expire in September 2013. Therefore, MSAF group will be required to re-lease each of the aircraft one or more times prior to the final maturity date for its notes.



RECENT DEVELOPMENTS



LESSEE DIFFICULTIES



    As of February 15, 2001, seven current lessees were in arrears. The total amount outstanding and overdue for the seven lessees in respect of rental payments and maintenance reserves due under the leases amounted to $6.9 million. MSAF group held security deposits of $5.3 million against these arrears. The weighted average number of days past due of such arrears was 65 days.



REGIONAL ANALYSIS OF EXISTING ARREARS



    The categorization of countries into geographical regions, Developed Markets, Emerging Markets and Other is determined using Morgan Stanley Capital International, Inc. ("MSCI") designations.

EUROPE AND MIDDLE EAST (EMERGING)



    Three of the seven current lessees in arrears as of February 15, 2001, are based in the Europe and Middle East (Emerging) region.



    As of February 15, 2001, one of the lessees, Air Alfa, owed rental and maintenance arrears of $2.7 million against which MSAF group held a security deposit of $0.7 million. The lessee is unable to cure its payment defaults and as a result in February 2001, ILFC commenced repossession proceedings.



    As of February 15, 2001, a second lessee, Travel Service, owed rental arrears of $0.03 million, against which MSAF group held a security deposit of $0.5 million.



    As of February 15, 2001, a third lessee, Olympic, owed maintenance arrears of $0.1 million, against which MSAF group held a security deposit of $0.5 million.



EUROPE (DEVELOPED)



    One of the seven current lessees in arrears as of February 15, 2001, Air Europa, is based in the Europe (Developed) region. As of February 15, 2001, Air Europa owed rental and maintenance arrears of $0.4 million against which MSAF group held a security deposit of $0.5 million.



    In January 2000, TransAer, a lessee based in Ireland, restructured rental and maintenance arrears for two A320-200 aircraft into a note payable of $1.4 million. The terms of the restructuring agreement were that amounts totaling $1.4 million would be repaid during June, July and August 2000. None of these restructured arrears were paid. On October 20, 2000, TransAer filed for bankruptcy, with total arrears outstanding of $1.6 million at that date. MSAF group drew down security deposits of $1.0 million against these arrears.



    The lease with respect to one of the A320-200 aircraft with TransAer was terminated in October 2000. TransAer had been operating this aircraft on wet lease to Libyan Arab Airlines, which has detained the aircraft. MSAF group believes that Libyan Arab Airlines has no right to keep possession of the aircraft. ILFC has submitted an insurance claim for the loss of the aircraft, which is currently pending. ILFC also continues to explore recovery options consistent with compliance with U.S. law. MSAF group may incur significant costs and time in resolving this matter.



    The second A320-200 aircraft was delivered to a new lessee based in Cyprus on February 17, 2001.



ASIA (EMERGING)



    As of February 15, 2001, none of the lessees in this region were in arrears.



LATIN AMERICA (EMERGING)



    As of February 15, 2001, none of the current lessees in this region were in arrears. Three aircraft repossessed during fiscal 2000 had been on lease to lessees based in Latin America, two in Brazil, and one in Mexico.



    A former Brazilian lessee, B.R.A., which had been operating one A310-300 subject to a capital lease, defaulted on its obligations under its lease and the aircraft was repossessed in April 2000. The lease had been scheduled to expire in July 2007. The total amount of rental payments in arrears at the date of the repossession was $1.3 million. There was no security deposit held by MSAF group to offset against the arrears balance. The aircraft was delivered to a new lessee based in the Pacific region on December 18, 2000.



    A second former Brazilian lessee, VASP, defaulted on its obligations under its lease of a B737-300 aircraft and the aircraft was repossessed in May 2000, following legal proceedings against VASP. The aircraft could not be re-leased until it had been deregistered from the Brazilian aircraft registry.

Deregistration was completed on February 22, 2001 following protracted legal proceedings against VASP. ILFC is currently remarketing the aircraft. The lease had been scheduled to expire in March 2003. The total amount of rental payments due under the lease at the date of the repossession was $0.5 million against which MSAF group drew down a security deposit of $0.7 million.



    A former Mexican lessee, TAESA, defaulted on its obligations under its lease of a B737-400 aircraft, and the aircraft was repossessed in December 1999. The lease was scheduled to expire in May 2001. The total amount of rental payments and maintenance reserves due under the lease at the date of repossession was $0.6 million. This amount was partially offset by a security deposit of $0.5 million. On February 21, 2000, a court in Mexico declared TAESA bankrupt. It is uncertain whether MSAF group will be able to recover the $0.1 million outstanding from TAESA. This aircraft is currently on lease to Travel Service, a carrier based in the Czech Republic.



    In July 1999, a former Brazilian lessee, VARIG, negotiated early termination of a B747-300 lease that was scheduled to expire in April 2003. The total amount of rental payments and maintenance reserves due under this lease through July 1999, the date of the termination agreement, was $4.8 million, against which MSAF group drew down a security deposit of $1.1 million. Under the terms of the termination agreement, VARIG has agreed to repay arrears of $4.8 million and approximately $6.0 million for certain maintenance and downtime costs over the next eight years. Payments to MSAF group will be made semi-annually beginning on October 15, 1999 with final payment due on October 15, 2007. As of February 15, 2001 VARIG had made all payments due under the restructuring agreement. MSAF group is recognizing this income on a cash basis as received.



NORTH AMERICA (DEVELOPED)



    Two of the seven current lessees in arrears as of February 15, 2001, are based in the North America (Developed) region.



    On December 6, 2000, National announced that it had voluntarily filed petitions in the U.S. District Court in Wilmington, Delaware for relief under Chapter 11 of the U.S. Bankruptcy Code. MSAF group has one aircraft, a B757-200ER on lease to National. As of February 15, 2001, rental arrears were $1.1 million against which MSAF group held a security deposit of $0.6 million. It is not yet clear whether National will raise the necessary financing to continue operations.



    On January 10, 2001, TWA announced that it and certain of its subsidiaries had voluntarily filed petitions in the U.S. District Court in Wilmington, Delaware for relief under Chapter 11 of the U.S. Bankruptcy Code. TWA also announced that it had reached agreement with American Airlines in which American Airlines would acquire substantially all the assets of TWA. This agreement is subject to certain regulatory approvals, including that of the bankruptcy court. MSAF group has four aircraft on lease to TWA, a B757-200ER, two MD-83's and one MD-82. At February 15, 2001, rental arrears were $1.3 million against which MSAF group held security deposits of $2.0 million. MSAF group does not yet know whether TWA intends to affirm or reject some or all of these leases in its bankruptcy proceeding or how the agreement between American Airlines and TWA may impact these leases.



PACIFIC (DEVELOPED)



    As of February 15, 2001 none of the lessees in this region were in arrears.



OTHER



    One of the seven current lessees in arrears as of February 15, 2001, is based in the Other region. As of February 15, 2001, rental and maintenance arrears owed by Air Atlanta Icelandic were $1.3 million, against which MSAF group held a security deposit of $0.5 million.

AIRWORTHINESS DIRECTIVE



    On September 14, 2000 the United States Federal Aviation Administration ("FAA") announced a proposal for the long-term redesign of the Boeing 737 rudder system and several short-term initiatives designed to enhance rudder safety on all Boeing 737 models. It may be some time before the FAA issues a formal Airworthiness Directive ("AD"). There are currently twenty B737 aircraft in MSAF group's portfolio. One of these B737 aircraft is currently off-lease, but under the remaining nineteen leases all costs of compliance with ADs are the obligation of the lessees.



    The FAA issued two ADs (one in July and one in August 2000) requiring special detailed inspections to detect cracking of the main deck cargo door frames of Pemco-converted Boeing 737-200 and 737-300 freighters. The FAA is now considering a further AD to supersede the first two, the result of which may be a requirement to replace the main deck cargo door frames. There are two aircraft in MSAF group's portfolio which may be subject to the findings of the FAA. Under the lease of the first aircraft, all costs of compliance with ADs are the obligation of the lessee. Under the lease of the second aircraft, the costs of compliance with this possible future AD are to be shared by MSAF group and the lessee. The lessee of the second aircraft has completed all required changes in respect of this possible future AD at a cost of less than $0.05 million.


RESULTS OF OPERATIONS--YEAR ENDED NOVEMBER 30, 2000


    MSAF group's results of operations for the year ended November 30, 2000 ("FISCAL 2000") are not directly comparable to those of the year ended
November 30, 1999 ("FISCAL 1999") due to MSAF group's acquisition of a portfolio of 29 commercial aircraft from MSF on March 15, 2000.


NET (LOSS)/INCOME


    MSAF group incurred a net loss of $8.1 million in fiscal 2000 as compared to a net loss of $7.9 million in fiscal 1999. The decrease in net income primarily reflects a higher level of expenses partially offset by an increase in lease income.


    MSAF is a Delaware business trust treated as a branch of MSF for U.S. Federal, state and local income tax purposes. Accordingly, MSAF is not subject to U.S. Federal, state and local income taxes.

LEASE INCOME


    Lease income for fiscal 2000 amounted to $219.8 million as compared to $114.7 million in fiscal 1999. The increase in lease income is primarily due to MSAF group's acquisition of 29 commercial aircraft, coupled with a release of excess maintenance reserves associated with certain of MSAF group's former lessees, partially offset by a reduction in lease revenue associated with aircraft on ground.



    MSAF group's operating results for fiscal 2000 included provisions for doubtful accounts totaling $1.5 million. Such provisions were recorded by MSAF group due to financial difficulties experienced by certain of MSAF group's current lessees, as well as to reserve against amounts owed to MSAF group by certain of its former lessees whose aircraft have already been repossessed (see "--Lessee Difficulties"). Provisions for doubtful accounts were $6.4 million in fiscal 1999. Lease income may decline in future periods due to potential lessee defaults and arrears including those discussed above.


    MSAF group records the cash prepayments made by lessees for maintenance as a component of the liability for maintenance account which appears on the Consolidated Balance Sheets. When the lessee incurs maintenance expenditures, MSAF group must return a corresponding amount of the prepayment to the lessee. At this time, MSAF group will forward cash to the lessee, with a corresponding decrease to the liability for maintenance account. MSAF group will only reimburse the lessee for the cost of maintenance expenditures to the extent that sufficient prepayments have been made by the lessee. At the time an aircraft is re-leased to a new lessee, an assessment is made of the expected maintenance reserve requirements; any excess reserve is then released to lease income. MSAF group released $25.6 million of excess maintenance reserves to lease income in fiscal 2000 as compared to $1.6 million in fiscal 1999.

INVESTMENT INCOME

    Investment income for fiscal 2000 amounted to $3.7 million as compared to $1.8 million in fiscal 1999. Investment income represents interest income on MSAF group's cash and cash equivalents. Investment income has increased due to a higher level of cash and cash equivalents in connection with MSAF group's acquisition of 29 commercial aircraft. Such cash balances primarily consist of security deposits and advance rental payments made by certain lessees.

INTEREST EXPENSE


    Interest expense, including swap costs of $0.3 million, amounted to $112.2 million in fiscal 2000. Interest expense, including swap costs of $5.3 million, amounted to $63.6 million in fiscal 1999. Interest expense primarily consists of interest paid on the 1998 Notes and the 2000 Notes. The increase in interest expense is primarily due to the 2000 Notes, which were issued on March 15, 2000, coupled with a higher average interest rate on the 1998 Notes. The weighted average interest rate on MSAF group's notes payable during fiscal 2000 was 6.98% as compared to 6.03% during fiscal 1999, reflecting a higher interest rate environment. The average principal balance in respect of MSAF group's notes payable during fiscal 2000 was $1,628.7 million as compared to $956.0 million during fiscal 1999.


    MSAF group is a party to twelve interest rate swaps with Morgan Stanley Capital Services Inc. ("MSCS"), a wholly owned subsidiary of MSDW. In ten of these swaps, MSAF group paid a fixed monthly coupon and received one month LIBOR on a notional balance of $1,300 million and in two of these swaps, MSAF group paid one month LIBOR and received a fixed monthly coupon on a notional balance of $200 million.

    MSAF group was a party to one additional interest rate swap with MSCS with a notional balance of $300 million that matured on November 15, 2000. In that swap MSAF group paid a fixed monthly coupon and received one month LIBOR.

    Eight of the swaps, having an aggregate notional principal amount of $1,100 million, are accounted for as hedges of the notes. Under these swap arrangements, MSAF group pays fixed and receives floating amounts on a monthly basis. The fair value of the liability assumed relating to those swaps which are being accounted for as hedges is deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. This amount and the differential payable or receivable on such interest rate swap contracts, to the extent such swaps are deemed to be effective hedges for accounting purposes, are recognized as an adjustment to interest expense.

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

    See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" below for more information regarding MSAF group's swaps positions and hedging policy.

DEPRECIATION


    Depreciation expense for fiscal 2000 amounted to $85.5 million as compared to $47.1 million in fiscal 1999. The increase is attributable to MSAF group's acquisition of 29 commercial aircraft.

OPERATING EXPENSES


    SERVICE PROVIDER AND OTHER FEES. Service provider and other fees for fiscal 2000 were $14.0 million as compared to $8.6 million for fiscal 1999. The increase in fiscal 2000 reflects certain fees and expenses incurred in connection with MSAF group's acquisition of 29 commercial aircraft from MSF. The increase also reflects a higher aircraft servicing fee paid to ILFC, which amounted to $7.0 million in fiscal 2000 and $5.2 million in fiscal 1999. The higher fees paid to ILFC in fiscal 2000 reflected the increased fleet size as a result of the acquisition of 29 commercial aircraft, partially offset by a reduction in fees due to the lower rental revenues generated by the remainder of the fleet as a result of aircraft on the ground during the period.



    MAINTENANCE AND OTHER AIRCRAFT RELATED COSTS. Maintenance and other aircraft related costs for fiscal 2000 were $19.9 million as compared to $5.2 million for fiscal 1999. The increase was primarily attributable to certain maintenance and redelivery costs incurred by MSAF group associated with two aircraft previously leased to Oman Air, one aircraft previously leased to TAESA, one aircraft previously subject to a sales-type capital lease with B.R.A. and provisions for certain maintenance and redelivery costs associated with the aircraft previously leased to TransAer and VASP (see "Lessee Difficulties"). This was partially offset by the receipt of $4.0 million in settlement of an insurance claim under MSAF group's Technical Records Policy relating to the aircraft previously leased to Guyana Airways.



    Included within maintenance and other aircraft related costs were insurance, re-leasing and other costs which amounted to $1.2 million in fiscal 2000, as compared to $2.5 million in fiscal 1999.


RESULTS OF OPERATIONS--YEAR ENDED NOVEMBER 30, 1999


    MSAF group's results of operations for the year ended November 30, 1999 ("FISCAL 1999") are not directly comparable to those of the year ended November 30, 1998 ("FISCAL 1998") as MSAF group did not own its original aircraft portfolio throughout fiscal 1998. In addition, the 1998 Notes were issued on March 3, 1998 and accordingly, MSAF group did not incur any interest expense for the first three months of fiscal 1998.


NET (LOSS)/INCOME


    MSAF group incurred a net loss of $7.9 million in fiscal 1999 as compared to net income of $20.2 million in fiscal 1998. The decrease in net income primarily reflects higher levels of interest expense, depreciation expense and maintenance and other aircraft related costs in fiscal 1999.


LEASE INCOME


    Lease income for fiscal 1999 amounted to $114.7 million as compared to $120.0 million in fiscal 1998. MSAF group's lease income for fiscal 1999 were adversely affected by provisions for doubtful accounts aggregating
$6.4 million. Such provisions were recorded by MSAF group due to financial difficulties experienced by certain of its existing lessees, as well as to reserve against amounts owed to MSAF group by certain of its former lessees whose aircraft have already been repossessed (see "Lessee Difficulties"). Provisions for doubtful accounts amounted to $0.7 million for fiscal 1998. The increase in provisions for doubtful accounts were partially offset by an increase in lease revenues, as MSAF group did not own all of its original aircraft portfolio throughout fiscal 1998.


INVESTMENT INCOME


    MSAF group earned investment income of $1.8 million in fiscal 1999 as compared to $2.2 million in fiscal 1998. Investment income declined as the excess cash held in March 1998 was utilized to acquire an additional aircraft during fiscal 1998, as well as the return of excess cash to investors in respect of an undelivered aircraft.

INTEREST EXPENSE


    Interest expense, including swap costs of $5.3 million as compared to $2.2 million in fiscal 1998, amounted to $63.6 million in fiscal 1999 as compared to $50.5 million in fiscal 1998. Interest expense primarily consists of interest paid on the 1998 Notes which were issued on March 3, 1998. The weighted average interest rate on the 1998 Notes during fiscal 1999 was 6.03% as compared to 6.33% in fiscal 1998. The average debt in respect of the 1998 Notes outstanding during fiscal 1999 was $956.0 million as compared to $1,012.2 million in fiscal 1998. Interest expense is higher in fiscal 1999 because the 1998 Notes were issued on March 3, 1998 and accordingly, MSAF group did not incur any interest expense for the first three months of fiscal 1998.



    See Item 7A "Interest Rate Risk Management" below for more information regarding MSAF group's swaps positions and hedging policy.


DEPRECIATION




    Depreciation expense for fiscal 1999 amounted to $47.1 million as compared to $38.9 million in fiscal 1998. The increase in fiscal 1999 reflects that MSAF group did not own all of the original aircraft portfolio throughout the entire fiscal 1998 period.


OPERATING EXPENSES


    SERVICE PROVIDER AND OTHER FEES. Service provider and other fees for fiscal 1999 were $8.6 million as compared to $9.5 million in fiscal 1998. The most significant element in both periods was the aircraft servicing fee paid to ILFC, which amounted to $5.2 million in fiscal 1999 and $6.0 million in fiscal 1998. The fee paid in fiscal 1998 included an initial upfront fee of $2.0 million paid to ILFC at the inception of the Servicing Agreement. MSAF group's service provider expenses also included $1.6 million in respect of administrative agency and cash management fees in fiscal 1999 as compared to $1.3 million in fiscal 1998. These fees were lower in fiscal 1998 as MSAF group did not own all of the original aircraft portfolio throughout that period.



    MAINTENANCE AND OTHER AIRCRAFT RELATED COSTS. Maintenance and other aircraft related costs in fiscal 1999 amounted to $5.2 million as compared to $3.0 million in fiscal 1998. The increase in fiscal 1999 primarily reflected additional maintenance and redelivery costs incurred by MSAF group associated with an aircraft previously leased to Guyana Airways. Such costs were necessary to prepare the aircraft for a new lessee.



    Included within maintenance and other aircraft related costs were insurance, re-leasing and other costs which amounted to $2.5 million in fiscal 1999 as compared to $1.0 million in fiscal 1998. The increase reflects a higher level of re-leasing events during fiscal 1999.


FINANCIAL RESOURCES AND LIQUIDITY

    See Appendix 1 for more information regarding the cash performance of MSAF group for the year ended November 30, 2000.

LIQUIDITY

    MSAF group's cash and cash equivalents balances at November 30, 2000 were $70.4 million. Of this amount, $30 million represents the cash portion of the Liquidity Reserve Amount (as defined below) and $40.4 million represents rental and maintenance receipts and cash held for accrued expenses.


    In addition to the $30 million cash portion at November 30, 2000, the Liquidity Reserve Amount also contained $70.4 million of undrawn credit and liquidity facilities from MSDW and ILFC.

CASH FLOWS FROM OPERATING ACTIVITIES


    Operating cash flows depend on many factors including the performance of lessees and MSAF group's ability to re-lease aircraft, the average interest rates of the 1998 Notes and the 2000 Notes, the effectiveness of MSAF group's interest rate hedging policies and whether MSAF group will be able to refinance certain subclasses of notes that may not be repaid with lease cash flows.



    Net cash provided by operating activities in fiscal 2000 amounted to $87.7 million, principally reflecting non-cash depreciation expense of $85.5 million, a net loss of ($8.1) million and an increase in other liabilities of $9.5 million.



    Net cash provided by operating activities in fiscal 1999 amounted to $43.6 million, principally reflecting non-cash depreciation expense of $47.1 million, a net loss of ($7.9) million, and the provision for doubtful accounts of $6.4 million.


CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES


    Net cash used for investing activities in fiscal 2000 amounted to $876.8 million, which was used to purchase a portfolio of 29 commercial aircraft, as well as certain other assets and liabilities related to these aircraft, from MSF. MSAF group did not utilize any cash for investing activities in fiscal 1999.



    Net cash provided by financing activities in fiscal 2000 amounted to $824.4 million, reflecting the proceeds from the offering of the 2000 Notes less the repayment of the subclass A-1 notes and other repayments of principal on the 1998 Notes and the 2000 Notes. In fiscal 1999, the $43.3 million of cash used for financing activities reflected repayments of principal on the 1998 Notes.


INDEBTEDNESS


    MSAF group's indebtedness primarily consisted of the 1998 Notes and the 2000 Notes in the amount of $1,772.4 million at November 30, 2000. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" below for a presentation of the outstanding principal amounts and estimated fair values of each subclass of notes as of November 30, 2000.


    The "LIQUIDITY RESERVE AMOUNT" is intended to serve as a source of liquidity for MSAF group's maintenance reimbursement obligations, security deposit return obligations, operating expenses, contingent liabilities and note obligations. The liquidity reserve amount may be funded with cash and letters of credit, guarantees or other credit support instruments ("ELIGIBLE CREDIT FACILITIES") provided by, or supported with further eligible credit facilities provided by, a person (an "ELIGIBLE PROVIDER") whose short-term unsecured debt is rated P-1 by Moody's, A-1+ by Standard & Poor's, or F1+ by Fitch (as successor to DCR) or is otherwise designated as an eligible provider by the controlling trustees. Both the ILFC facility discussed below under "--ILFC Facility" and the MSDW facility discussed below under "--MSDW Facility" are eligible credit facilities and comprise part of the liquidity reserve amount. There are currently no other eligible credit facilities in place.

    The liquidity reserve amount was approximately $140.8 million on November 30, 2000. The "MINIMUM LIQUIDITY RESERVE AMOUNT" may be funded with cash and with eligible credit facilities and was approximately $30 million in cash on November 30, 2000. The liquidity reserve amount and the minimum liquidity reserve amount may be increased or decreased from time to time for any reason (including upon acquisitions of additional aircraft) by an action of the controlling trustees in light of changes in, among other things, the condition of the aircraft, the terms and conditions of the leases, the financial condition of the lessees, sales of aircraft and prevailing industry conditions; PROVIDED that MSAF group will obtain confirmation in advance in writing from the rating agencies that any proposed reduction in the liquidity reserve amount or the minimum liquidity reserve amount will not result in a lowering or withdrawal by any of the rating agencies of their respective ratings of any class of notes.

    If the balance of cash on deposit, together with the amount available for drawing under any eligible credit facilities, should fall below the liquidity reserve amount at any time (including as a result of MSAF group's determination that the liquidity reserve amount should be increased, as required by the rating agencies or otherwise), MSAF group may continue to make all payments, and any credit or liquidity enhancement facilities may be drawn to fund such payments, including required payments on the 1998 Notes and the 2000 Notes, which rank prior to, or equally with, payments of the minimum principal payment amount on the class D notes under the indenture and any permitted accruals other than in respect of modification payments, provided that the balance of cash on deposit, together with the amount available for drawing under any eligible credit facilities, does not fall below the minimum liquidity reserve amount at its then current level. "MODIFICATION PAYMENTS" refers to any capital expenditures for the purpose of effecting any optional improvement or modification of any aircraft, or for the optional conversion of any aircraft from a passenger aircraft to a freighter or mixed-use aircraft, for the purpose of purchasing or otherwise acquiring any engines or parts outside of the ordinary course of business. "PERMITTED ACCRUALS" refers to amounts in respect of expenses and costs that are not regular, monthly recurring expenses, including modification payments and refinancing expenses, if any, anticipated to become due and payable in any future interest accrual period. However, the balance of cash on deposit, together with the amount available for drawing under any eligible credit facilities, may fall below the minimum liquidity reserve amount at its then current level and MSAF group may continue to make payments of, and any credit or liquidity enhancement facilities may be drawn to fund such payments, all accrued and unpaid interest on any subclass of the most senior class of notes then outstanding to avoid an event of default, with respect to the 1998 Notes and the 2000 Notes and, on the final maturity date of any subclass thereof, principal of any subclass of the most senior class of notes then outstanding to avoid an event of default with respect to the 1998 Notes and the 2000 Notes.


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


    The liquidity reserve amount and the minimum liquidity reserve amount have been determined largely based on an analysis of historical experience, assumptions regarding MSAF group's future experience and the frequency and cost of certain contingencies in respect of the aircraft currently owned by MSAF group, and are intended to provide liquidity for meeting the cost of maintenance obligations and non-maintenance, aircraft-related contingencies such as removing regulatory liens, complying with airworthiness directives and repossessing and re-leasing aircraft. In analyzing the future impact of these costs, assumptions have been made regarding their frequency and amount based upon historical experience. There can be no assurance, however, that historical experience will prove to be relevant in the future or that actual cash that we receive in the future will not be significantly less than that assumed. Any significant variation may materially adversely affect our ability to make payments of interest and principal on the 1998 Notes and the 2000 Notes.



    If at any time the aggregate outstanding principal balance of the 1998 Notes and the 2000 Notes is less than or equal to the liquidity reserve amount, the balance of funds, if any, in the collection account will be distributed in accordance with the priority of payments.

ILFC FACILITY

    Under the ILFC facility, ILFC will hold certain security deposits with respect to the aircraft currently owned by MSAF group as custodian for the benefit of the MSAF group. ILFC will hold all cash security deposits paid with respect to the aircraft in our portfolio except (1) amounts that ILFC determines in good faith to be no longer held on behalf of a lessee, whether upon expiry of or default under the applicable lease or otherwise, (2) any cash security deposits in an amount exceeding three months' rent with respect to a single aircraft and paid by a single lessee and (3) certain security deposits that ILFC has transferred to MSAF group. ILFC will retain any interest accruing on amounts of aircraft security deposits that it holds.


    In addition ILFC will make loans to MSAF group which MSAF group may use for the same purposes as those for which the liquidity reserve amount may be applied as discussed above under "--Liquidity Reserve Amount", including to pay interest and minimum principal payment amounts payable under the indenture on the 1998 Notes and the 2000 Notes. ILFC's obligation to make such amounts available shall be limited to the ILFC facility commitment, which was approximately
$40.4 million on November 30, 2000. The ILFC facility commitment was equal to
(1) at any time before an early termination of the servicing agreement for a reason other than a sale of all the aircraft in MSAF group's portfolio or the repayment or defeasance of MSAF group's debt, the sum of (A) $20 million plus
(B) total security deposits held by ILFC for our benefit at the time minus
(C) all drawings that MSAF group have previously made under the ILFC facility that are required to be repaid to ILFC but not repaid at the time and (2) after either of those events, $20 million minus all ILFC facility drawn amounts required to be repaid to ILFC but not repaid at such time.



    The ILFC facility is a secondary eligible credit facility, so on the payment date following any drawing on the ILFC facility, MSAF group will be obligated, to the extent there are available collections remaining after payment of the minimum principal payment amount on the class D notes under the indenture, to repay amounts drawn under the ILFC facility to ILFC, together with accrued interest at 3% per annum, calculated on the basis of a 360-day year consisting of twelve 30-day months and compounded daily.


    ILFC's agreement to provide the ILFC facility will expire on the earliest of
(1) May 1, 2025, (2) a sale of all the aircraft in MSAF group's portfolio and
(3) the repayment or defeasance of all MSAF group's debt.

    ILFC's short-term unsecured debt is currently rated P-1 by Moody's, A-1+ by Standard & Poor's and F1+ by Fitch (as successor to DCR), so it is an eligible provider. At any time and for so long as ILFC is not an eligible provider, ILFC's obligations under the ILFC facility will be supported by an eligible credit facility satisfactory to MSAF group provided by an eligible provider at ILFC's expense.

MSDW FACILITY


    Under the MSDW facility, MSDW will make loans to MSAF group which MSAF group may use for the same purposes as those for which the liquidity reserve amount may be applied, including to pay interest and minimum principal payment amounts on the 1998 Notes and the 2000 Notes. MSDW's obligation to make such loans shall be limited to the MSDW facility commitment, which on November 30, 2000, was equal to the sum of (1) $30 million minus (2) all drawings that MSAF group have previously made and not repaid under the MSDW facility.



    The MSDW facility is a secondary eligible credit facility, so on the payment date following any drawing on the MSDW facility, MSAF group will be obligated, to the extent that there are available collections remaining after payment of the minimum principal payment amount on the class D notes, to repay amounts drawn under the MSDW facility to MSDW, together with interest accrued at 3% per annum, calculated on the basis of a 360-day year consisting of twelve 30-day months and compounded daily.

    MSDW's agreement to provide the MSDW facility will expire on the earlier of
(1) a sale of all the aircraft and (2) the repayment or defeasance of all MSAF group's debt. MSDW has been designated by the controlling trustees as an eligible provider. MSDW's short-term unsecured debt is currently rated P-1 by Moody's, A-1+ by Standard & Poor's and F1+ by Fitch.

OTHER FACILITIES

    There are currently no primary eligible credit facilities in place. MSAF group may put in place other eligible credit facilities from time to time, each of which shall be designated by the controlling trustees as a primary eligible credit facility or a secondary eligible credit facility. In addition, MSAF group may from time to time put in place other credit or liquidity enhancement facilities which are not eligible credit facilities. Amounts drawn under any such other facilities are payable at the 11th level in the order of priorities, before the second collection account top-up.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE SENSITIVITY

    MSAF group's principal market risk exposure is to changes in interest rates. This exposure arises from its notes payable and the derivative instruments used to manage interest rate risk.


    The terms of each subclass of the 1998 Notes and the 2000 Notes, including the outstanding principal amount and estimated fair value as of November 30, 2000 were as follows:



                         OUTSTANDING                                                                    ESTIMATED FAIR
                       PRINCIPAL AMOUNT        ANNUAL                                                      VALUE AT
                       AT NOVEMBER 30,      INTEREST RATE     EXPECTED FINAL PAYMENT   FINAL MATURITY    NOVEMBER 30,
  SUBCLASS OF NOTE           2000         (PAYABLE MONTHLY)            DATE                 DATE             2000
---------------------  ----------------   -----------------   ----------------------   --------------   --------------
                           ($000'S)                                                                        ($000'S)
Subclass A-2.........      $210,523         LIBOR + 0.35%       September 15, 2005     March 15, 2023      $210,063
Subclass A-3.........       580,000         LIBOR + 0.52%           March 15, 2002     March 15, 2025       580,027
Subclass A-4.........       200,000         LIBOR + 0.54%           March 15, 2003     March 15, 2025       200,038
Subclass A-5.........       357,386         LIBOR + 0.58%            June 15, 2008     March 15, 2025       357,777
Subclass B-1.........        85,194         LIBOR + 0.65%           March 15, 2013     March 15, 2023        83,511
Subclass B-2.........        74,985         LIBOR + 1.05%           March 15, 2007     March 15, 2025        74,996
Subclass C-1.........        99,310                 6.90%           March 15, 2013     March 15, 2023        90,372
Subclass C-2.........        55,000                 9.60%         October 15, 2016     March 15, 2025        56,117
Subclass D-1.........       110,000                 8.70%           March 15, 2014     March 15, 2023        80,300


INTEREST RATE RISK MANAGEMENT


    MSAF group's policy is not to be adversely exposed to material movements in interest rates. MSAF group's leasing revenues are generated primarily from rental payments, which are currently entirely fixed but may be either fixed or floating with respect to future leases. In general, an interest rate exposure arises to the extent that MSAF group's interest obligations in respect of its notes payable do not correlate with rental payments for different rental periods, including rental payments attributable to existing and future leases. Future leases are relevant because the duration of MSAF group's obligations under its floating rate notes is significantly longer than the duration of lease income under its fixed rate leases. MSAF group currently manages this exposure by entering into interest rate swaps. In the future MSAF group may also use other derivative instruments. Currently, MSAF group's aim is to manage the exposure created by its floating interest rate obligations given that future lease rates on new leases may not be repriced at levels which fully reflect changes in market interest rates in the previous lease period. Accordingly, MSAF group's current interest rate swap portfolio tries to minimize the risk created by its longer-term floating interest rate obligations and measures that risk by reference to the duration of those obligations and the expected sensitivity of future lease rates to future market interest rates.

    The controlling trustees are responsible for reviewing and approving the overall interest rate management policies and transaction authority limits. MSAF group's financial advisor, Morgan Stanley & Co. Incorporated, assists MSAF group in developing and implementing its interest rate risk management policies.

CURRENT SWAP PORTFOLIO

    As of November 30, 2000, MSAF group was a party to twelve interest rate swaps with MSCS. In ten of these swaps MSAF group paid a fixed monthly coupon and received one month LIBOR and in two of these swaps MSAF group paid one month LIBOR and received a fixed monthly coupon on the notional balances as set out below:


                                                                                                ESTIMATED FAIR
                                                                                                   VALUE AT
      NOTIONAL                                  MATURITY        FIXED MONTHLY   FIXED MONTHLY    NOVEMBER 30,
       BALANCE           EFFECTIVE DATE           DATE            PAY RATE      RECEIVE RATE         2000
---------------------   -----------------   -----------------   -------------   -------------   --------------
      ($000'S)                                                       (%)             (%)           ($000'S)
       200,000          November 12, 1997   November 15, 2002       6.2150             --          $   336
       200,000          November 12, 1997   November 15, 2004       6.2650             --              778
       150,000          November 12, 1997   November 15, 2007       6.3600             --            1,264
        50,000          November 12, 1997   November 15, 2009       6.4250             --              478
       150,000          February 19, 1998   November 15, 2007           --          5.860           (5,493)
        50,000          February 19, 1998   November 15, 2009           --          5.905           (2,253)
       100,000           January 24, 2000   November 15, 2006       7.3365             --           (4,307)
       100,000           January 24, 2000   November 15, 2009       7.4450             --           (6,012)
       100,000           January 24, 2000   November 15, 2011       7.4600             --           (6,701)
       100,000           January 24, 2000   November 15, 2014       7.3550             --           (6,360)
       100,000           January 24, 2000   November 15, 2019       7.3690             --           (7,267)
       200,000          February 25, 2000   February 15, 2002       7.1200             --           (1,777)


    During fiscal 2000, MSAF group was a party to one additional interest rate swap with MSCS with a notional balance of $300 million that matured on November 15, 2000. In that swap MSAF group paid a fixed monthly coupon and received one month LIBOR.

POLICY REVIEW

    MSAF group regularly reviews its hedging requirements. In the future MSAF group expects to seek to enter into further swaps or unwind part or all of the existing and any future swaps. In addition, if MSAF group acquires additional aircraft, it will need to rebalance its position.

COUNTERPARTIES

    MSAF group will monitor counterparty risk on an ongoing basis. Counterparties will be subject to the prior approval of the controlling trustees. MSAF group's counterparties are currently all affiliates of MSDW. Future counterparties may consist of the affiliates of major U.S. and European financial institutions (including special-purpose derivative vehicles) which have credit ratings, or which provide collateralization arrangements, consistent with maintaining the ratings of MSAF group's notes payable.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CONTROLLING AND INDEPENDENT TRUSTEES


    The controlling trustees and independent trustees of MSAF, their respective ages and principal activities are as follows:



NAME                                           AGE                  TITLE
----                                         --------   -----------------------------
Karl Essig.................................     49      Controlling Trustee

Alexander C. Frank.........................     43      Controlling Trustee

A. Maurice Mason...........................     37      Controlling Trustee

C. Scott Peterson..........................     40      Controlling Trustee

Juan C. O'Callahan.........................     67      Independent Trustee

Alexander C. Bancroft......................     63      Independent Trustee


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


    The independent trustees are entitled to participate in all meetings of the controlling trustees but are only entitled to vote on any action (1) to cause MSAF or any subsidiary of MSAF to institute any proceeding seeking liquidation or insolvency or similar proceeding, (2) to consent to any liquidation, insolvency or similar proceeding instituted against MSAF or any subsidiary of MSAF, (3) to take certain other actions related to insolvency matters, and
(4) to sell, transfer, or otherwise dispose of, directly or indirectly, any aircraft where the proceeds received from such sale or transfer are less than certain targets set forth in the indenture. The unanimous consent of all the controlling trustees and the independent trustees shall be required to take any action specified in clauses (1), (2) or (3) above.



    As is common with many other special purpose companies, MSAF does not have any employees or executive officers. Accordingly, the controlling trustees rely upon ILFC and the other service providers, including affiliates of MSDW, for all asset servicing, executive and administrative functions pursuant to the respective service provider agreements. See "Business--Risk Factors--No Executive Management--Reliance on Third Parties to Manage Our Business" under
Item 1. Certain individuals other than the controlling trustees and the independent trustees listed above may serve as controlling or independent trustees or directors of various subsidiaries of MSAF group where provisions of local law mandate a particular citizenship for trustees or directors.


THE SERVICER


    ILFC AND ITS AFFILIATES CANNOT BE HELD RESPONSIBLE FOR ANY LIABILITIES OF MSAF OR ITS AFFILIATES, INCLUDING ANY PAYMENTS DUE TO NOTEHOLDERS ON THE NOTES.



    ILFC is engaged in the leasing and management of commercial jet aircraft under operating leases for its own portfolio as well as for third party lessors. As of December 31, 2000, the portfolio of aircraft managed by ILFC comprised 494 aircraft, of which ILFC and its affiliates owned 402, valued at greater than $20 billion. ILFC has commitments and options to purchase a total of 539 aircraft from manufacturers, deliverable through 2009. In addition, ILFC is engaged in the remarketing of commercial jets for its own account, for airlines and for third party lessors.



    ILFC is headquartered in Los Angeles, California, from where its staff of approximately 104 employees handles all of the leasing, management and remarketing relationships. ILFC's management services include collecting rental payments, arranging and monitoring aircraft maintenance performed by others, technical inspection of aircraft, arranging and monitoring insurance, arranging for aircraft valuations, registration and deregistration of aircraft, monitoring compliance with lease agreements and enforcement of lease provisions against lessees and facilitating delivery and redelivery of aircraft. ILFC may also arrange the sale of its customers' aircraft to third parties.



    ILFC provides services with respect to all of the aircraft in our portfolio (except where a substitute servicer may perform the services as described below) under an amended and restated servicing agreement which, among other things, provides that ILFC will act in accordance with applicable law and with directions given by MSAF group from time to time in accordance with the servicing agreement. In addition ILFC agrees to perform its services in accordance with the ILFC Services Standard and the ILFC Conflicts Standard, as described below.



    Pursuant to the servicing agreement, ILFC will not be liable to MSAF group for any losses arising (1) as a result of an aircraft or engine sold, leased or purchased on less favorable terms than might have been achieved at any time, provided such transactions were entered into on the basis of a commercial decision of ILFC or (2) in respect of ILFC's obligation to apply the ILFC Conflicts Standard in respect of its performance of the services, except, in either situation, in the case of wilful misconduct or fraud on the part of ILFC.

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

    - assistance with any public or private offering and sale of refinancing notes or additional notes of MSAF;

    - legal and other professional services relating to the lease, sale or financing of our aircraft, amendment modification or enforcement of our aircraft lease; and

    - periodic reporting of operational, financial and other information on our aircraft and leases.

OPERATING GUIDELINES


    ILFC does not have any fiduciary or other implied duties to the noteholders or MSAF group, and its obligations are limited to the express terms of the servicing agreement. In accordance with the express terms of the servicing agreement, ILFC will act in accordance with applicable law and with MSAF group's directions.


    ILFC may exercise such authority as is necessary to give it a practicable and working autonomy in performing the services and must also comply with the following two principal contractual standards in performing its services.

(1) ILFC must perform its services with reasonable care and diligence as if it were the owner of the aircraft consistent with the customary commercial practice of a prudent international aircraft lessor in the management servicing and marketing of commercial jet aircraft and related assets. This is referred to as the "ILFC SERVICES STANDARD".

(2) If a conflict of interest arises regarding ILFC's management, servicing or marketing of: (a) any two aircraft in our portfolio or (b) any aircraft in our portfolio and any other assets owned, managed, serviced or marketed by ILFC, ILFC is required to notify MSAF and perform the services in good faith. If the two aircraft and other assets owned, managed, serviced or marketed by ILFC are substantially similar in terms of objectively identifiable characteristics that are relevant for the particular services to be performed, ILFC will not discriminate among the aircraft or between any of the aircraft in our portfolio and any other aircraft then owned, managed, serviced or marketed by ILFC on an unreasonable basis. This is referred to as the "ILFC CONFLICTS STANDARD".

    All transactions to be entered into by ILFC on behalf of MSAF group (other than with other persons within MSAF group) must be at arm's length and on fair market value terms unless otherwise agreed or directed by MSAF group. Certain transactions or matters require the specific approval of MSAF group, including:

    - sales of (or commitments or agreements to sell) aircraft, other than as required by a lease;


    - the entering into of any new leases (including renewals or extensions, unless any such lease had originally been approved) if the lease does not comply with any applicable operating covenants set forth in the indenture.


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

    - issuing any guarantee on behalf of, or otherwise pledging the credit for borrowed money of, any person within MSAF group;

    - unless otherwise permitted, entering into any agreement for services to be provided in respect of aircraft by third parties at MSAF group's cost outside the ordinary course of ILFC's business, except to the extent provided for in the applicable budget; and

    - incurring or causing to be incurred on behalf of any person within MSAF group any liability (actual or contingent), unless contemplated in the applicable budget, pursuant to a transaction of a type for which MSAF group's specific approval is otherwise required, or incurred in the ordinary course of MSAF group's business.

BUDGETS

    MSAF group will adopt an annual and a three-year budget each year for all aircraft. ILFC has agreed to use its best efforts to achieve the annual budget for each year.

MANAGEMENT FEES AND SERVICER EXPENSES

    ILFC receives the following fees:

    - a monthly retainer fee equal to approximately $250,000;

    - a monthly fee equal to 1% of the aggregate rent due for any month (or portion of a month); and

    - a monthly fee equal to approximately 1.25% of the aggregate rent actually paid for the month.


    In addition, ILFC receives certain incentive fees based on MSAF group results and aircraft sales. For the fiscal year ended November 30, 1998 ILFC received $0.5 million in result-based incentive fees. For the fiscal years ended November 30, 1999 and November 30, 2000, no result-based incentive fees were paid to ILFC. There were no sales-based incentive fees for any of the above periods.


    ILFC also will be reimbursed for certain expenses incurred in connection with its performance of the services.

TERM AND TERMINATION

    For the 32 aircraft and one engine that we acquired in 1997 and 1998, the servicing agreement will expire on May 26, 2023. For the 29 aircraft that we acquired in 2000, the servicing agreement will expire on May 1, 2025.

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

    - all of the aircraft in our portfolio are sold;

    - an involuntary proceeding under applicable bankruptcy, insolvency, receivership or similar law against MSAF, any of its subsidiaries or a substantial part of the property or assets of any person within MSAF group, continues undismissed for 120 days or any such person shall go into liquidation, suffer a receiver or mortgagee to take possession of all or substantially all of its assets or have an examiner appointed over it, or a petition or proceeding is presented for any of the foregoing and not discharged within 120 days; or

    - a voluntary proceeding is commenced under bankruptcy, insolvency, receivership or similar law by MSAF or any of its subsidiaries or MSAF or any of its subsidiaries, consents to the institution of, or fails within 120 days to contest the filing of, any petition described above, or files an answer admitting the material allegations of any such petition, or makes a general assignment for the benefit of its creditors.

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

    - all of the aircraft in MSAF group's portfolio are sold;

    - a rating decline occurs as a result of a change of control of ILFC;

    - an involuntary proceeding under applicable bankruptcy, insolvency, receivership or similar law against ILFC or any of its subsidiaries continues undismissed for 120 days or ILFC goes into liquidation, suffers a receiver or mortgagee to take possession of all or substantially all of its assets or has an examiner appointed over it or if a petition or proceeding is presented for any of the foregoing and not discharged within 120 days; or

    - a voluntary proceeding is commenced by ILFC under bankruptcy, insolvency, receivership or similar law or ILFC consents to the institution of, or fails within 120 days to contest the filing of, any petition described above, or files an answer admitting the material allegations of any such petition, or ILFC makes a general assignment for the benefit of its creditors.

    Except where ILFC terminates the servicing agreement because MSAF does not pay ILFC, the servicing agreement may not be terminated unless a replacement servicer has been appointed and accepts such appointment. In the event that a replacement servicer has not been appointed within 90 days after any termination of the servicing agreement or resignation by ILFC, ILFC may petition any court of competent jurisdiction for the appointment of a replacement servicer.

ASSIGNMENT OF SERVICING AGREEMENT

    ILFC and MSAF may not assign their rights and obligations under the servicing agreement without each other's prior consent.

PRIORITY OF PAYMENT OF SERVICING FEES AND REIMBURSABLE EXPENDITURES

    ILFC's fees and expenses rank senior in priority of payment to all payments on the notes.

CORPORATE MANAGEMENT

ADMINISTRATIVE AGENT


    Cabot Aircraft Services Limited acts as the administrative agent of MSAF group. Cabot is an indirect wholly owned subsidiary of MSDW.


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

    Cabot may delegate one or more of the above administrative services to a third party.

    Cabot receives a monthly fee equal to 0.5% of the rental payments made by the lessees under the leases for such month from MSAF group in respect of its services to MSAF group subject to an annual minimum of $500,000. Cabot is entitled to indemnification by MSAF group for, and will be held harmless against, any loss or liability incurred by Cabot arising out of or in connection with its provision of administrative services to MSAF group (other than through its own deceit, fraud, gross negligence or wilful misconduct or that of its officers, directors, agents and employees). MSAF group may remove Cabot at any time on 120 days' written notice. Cabot may resign on 120 days' written notice in certain circumstances.

CASH MANAGER

    Bankers Trust Company acts as the cash manager. Subject to certain limitations and at the direction of MSAF group, Bankers Trust is authorized to invest the funds held by MSAF group in the accounts in certain prescribed investments (the "PERMITTED ACCOUNT INVESTMENTS") on permitted terms.

    Bankers Trust devotes the same amount of time and attention to and is required to exercise the same level of skill, care and diligence in the performance of its services as a prudent business person would in administering such services on its own behalf. Bankers Trust's annual fees are not expected to exceed

$50,000 per annum. Bankers Trust is entitled to indemnification by MSAF group for, and will be held harmless against, any loss or liability incurred by Bankers Trust (other than through its own gross negligence (or simple negligence in the handling of funds), deceit, fraud or wilful misconduct or that of its officers, directors, agents and employees).

    MSAF may remove Bankers Trust at any time on 90 days' written notice as long as MSAF group has engaged another person or entity to perform the services that were being provided by Bankers Trust. Bankers Trust may resign on 90 days' written notice as long as MSAF group has engaged another person or entity to perform the services that were being provided by Bankers Trust.

FINANCIAL ADVISOR

    Morgan Stanley & Co. Incorporated acts as the financial advisor. Morgan Stanley & Co. Incorporated is a wholly owned subsidiary of MSDW.

    The financial advisor is responsible for assisting MSAF group in developing and implementing its interest rate risk management policies and developing models for the purposes of analyzing the financial impact of aircraft lease, sale and capital investment decisions. The financial advisor receives a fee of $50,000 per annum, payable monthly in arrears in equal installments, from MSAF group in respect of its services to MSAF group. MSAF or the financial advisor may terminate the financial advisory agreement on 30 days' written notice.

DELAWARE TRUSTEE

    Wilmington Trust Company acts as agent for service of process in Delaware and signs certain filings with the Delaware Secretary of State on behalf of MSAF group, other than Aircraft SPC-5, Inc. and the leasing subsidiaries. Wilmington Trust maintains MSAF group's principal place of business in Delaware.

ITEM 11. EXECUTIVE COMPENSATION


    All trustees are compensated for travel and other expenses incurred by them in the performance of their duties. MSAF group pays each independent trustee $50,000 per annum for their services in such capacity. The controlling trustees appointed by MSF as the depositor of MSAF group do not receive remuneration from MSAF group for their services.



    The controlling trustees have not received any additional cash or non-cash compensation as salary or bonus for their services as controlling trustees. In the future, however, controlling trustees may receive an interest in the beneficial interest in MSAF. None of the trustees of MSAF group currently has an employment contract with MSAF group.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    MSAF group has had and currently maintains various relationships with MSDW. First, MSDW acted as a promoter in establishing the entities that comprise MSAF group. Second, in fiscal 1998 MSAF group received approximately $920 million in non-interest bearing loans from MSF, a wholly owned subsidiary of MSDW, which were utilized to purchase 31 aircraft and an engine. Third, MSF held all of the beneficial interest in MSAF group and at the time of the issuance of the 1998 Notes in fiscal 1998, MSF received a beneficial interest distribution of approximately $976 million. Fourth, in fiscal 2000 MSAF group issued the 2000 Notes and received a non-cash capital contribution of approximately $78 million from MSF, which were utilized to purchase a portfolio of 29 commercial aircraft, as well as certain other assets and liabilities related to these aircraft, from MSF. Fifth, on March 15, 2000, MSF transferred the beneficial interest in MSAF group to MSDWAH, a wholly owned subsidiary of MSF. Sixth, on October 12, 2000, MSDWAH transferred the beneficial interest in MSAF group to MSAF Holdings, a wholly owned subsidiary of MSDWAH. Seventh, Cabot, an indirect wholly owned subsidiary of MSDW, acts as the Administrative Agent for MSAF group. Eighth, the controlling trustees of MSAF group are four individuals appointed by MSF. Ninth, Morgan Stanley & Co. Incorporated is acting as financial advisor to MSAF group.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


    (a)(1) and (2). Financial Statements: the response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1.


    (a)(3) and (c). Exhibits:



                  3.1   Certificate of Trust of MSAF*

                  3.2   Fourth Amended and Restated Trust Agreement of MSAF dated as of March 15, 2000**

                  4.1   Indenture dated as of March 3, 1998 by and among MSAF and
                        Bankers Trust Company, as Trustee with respect to the Notes*

                  4.2   Indenture Supplement No. 1 dated as of March 15, 2000 among
                        MSAF and Bankers Trust Company**

                  4.3   Form of Global Note (included in Exhibit 4.1)

                  4.4 Registration Rights Agreement dated March 15, 2000 by and between MSAF and Morgan Stanley & Co. International
                        Limited**

                 10.1   Amended and Restated Administrative Agency Agreement among
                        MSAF, MSA I, MSA II, MSA III, MSA IV, MSA V, MSA VII,
                        Redfly, Greenfly, SPC-5, the Security Trustee and the
                        Administrative Agent, dated as of March 15, 2000**

                 10.2   Cash Management Agreement dated as of March 3, 1998 among
                        MSAF, Bankers Trust Company, as Security Trustee and as Cash
                        Manager and each subsidiary of MSAF*

                 10.3   Accession Agreement to Cash Management Agreement among the
                        Cash Manager, the Security Trustee, MSA II, MSA III,
                        MSA IV, MSA V, MSA VI, MSA VII, and ILFC, dated as of
                        March 15, 2000**

                 10.4 Financial Advisory Agreement dated as of March 3, 1998 between MSAF and Morgan Stanley & Co. Incorporated, as
                        Financial Advisor*

                 10.5   Amended and Restated Custody and Loan Agreement dated as of
                        August 6, 1999 among MSAF, International Lease Finance
                        Corporation and each subsidiary of MSAF**

                 10.6   Amended and Restated Loan Agreement dated as of March 15,
                        2000 between MSAF and Morgan Stanley Dean Witter & Co.**

                 10.7   Security Trust Agreement dated as of March 3, 1998 among
                        MSAF, Bankers Trust Company, as Security Trustee, as Cash
                        Manager and as Trustee, Cabot Aircraft Services Limited, as
                        Administrative Agent and each subsidiary of MSAF*

                 10.8   Security Trust Agreement Supplement for MSA II dated as of
                        March 15, 2000**

                 10.9   Security Trust Agreement Supplement for MSA III dated as of
                        March 15, 2000**

                10.10   Security Trust Agreement Supplement for MSA IV dated as of
                        March 15, 2000**

                10.11   Security Trust Agreement Supplement for MSA V dated as of
                        March 15, 2000**

                10.12   Security Trust Agreement Supplement for MSA VI dated as of
                        March 15, 2000**

                10.13   Security Trust Agreement Supplement for MSA VII dated as of
                        March 15, 2000**

                10.14   Reference Agency Agreement dated as of March 3, 1998 among
                        MSAF, Bankers Trust Company, as Reference Agent and as
                        Trustee and Cabot Aircraft Services Limited, as
                        Administrative Agent*

                10.15   Second Amended and Restated Servicing Agreement dated as of
                        March 15, 2000 among MSAF, International Lease Finance
                        Corporation, Cabot Aircraft Services Limited, as
                        Administrative Agent and each subsidiary of MSAF**

                10.16 Asset Purchase Agreement dated as of November 10, 1997 between MSAF and International Lease Finance Corporation*

                10.17   Asset Purchase Agreement dated as of March 19, 1999 between
                        MSA II and GE Capital Mietfinanz GmBH & Co. KG**

                10.18   Asset Purchase Agreement dated as of August 6, 1999 among
                        MSA IV, MSA V and International Lease Finance Corporation**

                10.19 Purchase Agreement dated as of March 15, 2000 between MSAF and MS Financing Inc.**

                10.20   Accession Agreement dated March 15, 2000 to Amended and
                        Restated Custody and Loan Agreement among MSAF,
                        International Lease Finance Corporation and each subsidiary of MSAF**

                 21.1   Subsidiaries of MSAF**

                 23.1   Consent of Aircraft Information Services, Inc.***

                 23.2   Consent of BK Associates, Inc.***

                 23.3   Consent of Airclaims Limited***

                 24.1   Trustee's Power of Attorney (including in signature pages)**

                 99.1   Appraisal as of September 30, 2000 of Aircraft Information
                        Services, Inc. relating to the Aircraft***

                 99.2   Appraisal as of September 30, 2000 of BK Associates, Inc.
                        relating to the Aircraft***

                 99.3 Appraisal as of September 30, 2000 of Airclaims Limited relating to the Aircraft***


------------------------


  * Previously filed on Registration Statement on Form S-4 (File No. 333-56575) with the Securities and Exchange Commission.



 ** Previously filed on Registration Statement on Form S-1 (File No. 333-56575) with the Securities and Exchange Commission.



*** Filed herewith



    (b). Reports on Form 8-K: filed for event dates September 13, 2000,
       October 13, 2000, November 14, 2000 and November 22, 2000 (each relating to the monthly report to holders of the notes), October 31, 2000 (relating to the annual appraisal of the aircraft) and October 31, 2000 (relating to revision of information in Report on Form 8-K dated
       March 16, 2000).


    (d). Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 28, 2001
                                                            MORGAN STANLEY AIRCRAFT FINANCE

                                                       By:            /s/ C. SCOTT PETERSON
                                                            -----------------------------------------
                                                                        C. Scott Peterson
                                                                       Controlling Trustee



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 28, 2001.


                  SIGNATURE                                            TITLE
                  ---------                                            -----
               /s/ KARL ESSIG                  Controlling Trustee (principal executive officer)
    ------------------------------------
                 Karl Essig

           /s/ ALEXANDER C. FRANK              Controlling Trustee (principal financial and
    ------------------------------------         accounting officer)
             Alexander C. Frank

            /s/ A. MAURICE MASON               Controlling Trustee
    ------------------------------------
              A. Maurice Mason

           /s/ JUAN C. O'CALLAHAN              Independent Trustee
    ------------------------------------
             Juan C. O'Callahan

          /s/ ALEXANDER C. BANCROFT            Independent Trustee
    ------------------------------------
            Alexander C. Bancroft

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                PAGE
                                                              --------
Report of Independent Auditors'.............................    F-2

Consolidated Balance Sheets.................................    F-3

Consolidated Statements of Operations.......................    F-4

Consolidated Statements of Cash Flows.......................    F-5

Consolidated Statements of Changes in Beneficial
  Interestholder's Equity / (Deficit).......................    F-6

Notes to the Consolidated Financial Statements..............    F-7

                        REPORT OF INDEPENDENT AUDITORS'


To the Trustees of
Morgan Stanley Aircraft Finance and Subsidiaries

    We have audited the accompanying consolidated balance sheets of Morgan Stanley Aircraft Finance and Subsidiaries (the "group") as of November 30, 2000 and 1999, and the related consolidated statements of operations, cash flows and changes in beneficial interestholder's equity / (deficit) for the fiscal years ended November 30, 2000, 1999, and 1998. These consolidated financial statements are the responsibility of the group's trustees. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the trustees, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the group at November 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the fiscal years ended November 30, 2000, 1999, and 1998, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP


New York, New York
January 12, 2001

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)


                                                              NOVEMBER 30,   NOVEMBER 30,
                                                                  2000           1999
                                                              ------------   ------------
ASSETS
Cash and cash equivalents...................................   $   70,426     $   35,119
Receivables:
  Lease income, net.........................................        2,321          1,908
  Investment income and other...............................          381            161
Aircraft under operating leases, net........................    1,842,818        886,051
Investment in capital lease, net............................           --         18,300
Underwriting and other issuance related costs, net of
  amortization..............................................       23,618         15,935
                                                               ----------     ----------
Total Assets................................................   $1,939,564     $  957,474
                                                               ==========     ==========

LIABILITIES AND BENEFICIAL INTERESTHOLDER'S EQUITY / (DEFICIT)
Payables:
  Interest payable to Noteholders...........................   $    5,491     $    2,481
Deferred rental income......................................       12,097          5,318
Liability for maintenance...................................      102,436         57,437
Other liabilities...........................................       31,935         11,376
Notes payable:
  Subclass A-1..............................................           --        400,000
  Subclass A-2..............................................      210,523        234,533
  Subclass A-3..............................................      580,000             --
  Subclass A-4..............................................      200,000             --
  Subclass A-5..............................................      357,386             --
  Subclass B-1..............................................       85,194         91,023
  Subclass B-2..............................................       74,985             --
  Subclass C-1..............................................       99,310         99,987
  Subclass C-2..............................................       55,000             --
  Subclass D-1..............................................      110,000        110,000
                                                               ----------     ----------
                                                                1,924,357      1,012,155
                                                               ----------     ----------
Commitments and contingencies

Beneficial Interestholder's Equity / (Deficit):
  Beneficial Interest.......................................            1              1
  Deemed Contribution / (Distribution)......................       62,706        (15,305)
  Accumulated Deficit.......................................      (47,500)       (39,377)
                                                               ----------     ----------
  Total Beneficial Interestholder's Equity / (Deficit)......       15,207        (54,681)
                                                               ----------     ----------
Total Liabilities and Beneficial Interestholder's Equity /
  (Deficit).................................................   $1,939,564     $  957,474
                                                               ==========     ==========


                 See Notes to Consolidated Financial Statements

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                    FISCAL              FISCAL              FISCAL
                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                               NOVEMBER 30, 2000   NOVEMBER 30, 1999   NOVEMBER 30, 1998
                                               -----------------   -----------------   -----------------
Revenues:
  Lease income, net..........................      $219,819            $114,651            $120,005
  Investment income on collection account....         3,712               1,845               2,156
                                                   --------            --------            --------
  Total revenues.............................       223,531             116,496             122,161
                                                   --------            --------            --------
Expenses:
  Interest expense...........................       112,205              63,584              50,533
  Depreciation expense.......................        85,528              47,060              38,876
  Operating expenses:
    Service provider and other fees..........        13,996               8,568               9,534
    Maintenance and other aircraft related
      costs..................................        19,925               5,216               2,969
                                                   --------            --------            --------
  Total expenses.............................       231,654             124,428             101,912
                                                   --------            --------            --------
Net (loss)/income............................      $ (8,123)           $ (7,932)           $ 20,249
                                                   ========            ========            ========

                 See Notes to Consolidated Financial Statements

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)


                                                             FISCAL         FISCAL         FISCAL
                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
Cash flows from operating activities
Net (loss)/income.......................................   $   (8,123)     $ (7,932)     $   20,249
  Adjustments to reconcile net (loss)/income to net cash
    provided by operating activities:
  Depreciation expense--equipment under operating
    leases..............................................       85,528        47,060          38,876
  Amortization of underwriting and other issuance
    related costs.......................................        4,767         1,118             837
  Provision for doubtful accounts.......................        1,460         6,361             689
  Changes in assets and liabilities:
    Receivables:
      Investment income and other.......................         (220)           (8)           (153)
      Lease income, net.................................          404        (1,224)         (5,520)
    Investment in capital lease.........................          (58)          (20)          4,643
    Liability for maintenance...........................       (6,731)        4,948          13,204
    Interest payable to Noteholders.....................        3,010          (174)          2,655
    Deferred rental income..............................       (1,859)       (2,033)          7,351
    Other liabilities...................................        9,517        (4,489)          1,110
                                                           ----------      --------      ----------
Net cash provided by operating activities...............       87,695        43,607          83,941
                                                           ----------      --------      ----------
Cash flows from investing activities
  Purchase of aircraft..................................           --            --        (887,315)
  Purchase of net assets from MS Financing Inc, net of
    cash acquired.......................................     (876,793)           --              --
                                                           ----------      --------      ----------
Net cash used for investing activities..................     (876,793)           --        (887,315)
                                                           ----------      --------      ----------
Cash flows from financing activities
  Proceeds from issuance of notes payable, net of
    issuance costs......................................    1,297,550            --       1,032,110
  Proceeds from borrowings from MS Financing Inc........           --            --         853,490
  Beneficial Interest Distribution......................           --            --        (976,257)
  Repayment of subclass A-1 notes.......................     (400,000)           --              --
  Repayments of notes payable...........................      (73,145)      (43,338)        (71,119)
                                                           ----------      --------      ----------
Net cash provided by / (used for) financing
  activities............................................      824,405       (43,338)        838,224
                                                           ----------      --------      ----------
Net increase in cash and cash equivalents...............       35,307           269          34,850
Cash and cash equivalents at beginning of period........       35,119        34,850              --
                                                           ----------      --------      ----------
Cash and cash equivalents at end of period..............   $   70,426      $ 35,119      $   34,850
                                                           ==========      ========      ==========


                 See Notes to Consolidated Financial Statements

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                 BENEFICIAL INTERESTHOLDER'S EQUITY / (DEFICIT)

                             (DOLLARS IN THOUSANDS)


                                                                                 RETAINED       TOTAL
                                                                 DEEMED          EARNINGS     BENEFICIAL
                                                BENEFICIAL   (DISTRIBUTION)/   (ACCUMULATED    INTEREST
                                                 INTEREST     CONTRIBUTION       DEFICIT)     (DEFICIT)
                                                ----------   ---------------   ------------   ----------
Balance at November 30, 1997..................  $       1        $     --        $  4,704     $   4,705
Net income....................................         --              --          20,249        20,249
Deemed Distribution...........................         --         (15,305)             --       (15,305)
Borrowings from MS Financing Inc. converted
  into Beneficial Interest....................    919,859              --              --       919,859
Payment of Beneficial Interest Distribution to
  MS Financing Inc............................   (919,859)             --         (56,398)     (976,257)
                                                ---------        --------        --------     ---------
Balance at November 30, 1998..................          1         (15,305)        (31,445)      (46,749)
Net (loss)....................................         --              --          (7,932)       (7,932)
                                                ---------        --------        --------     ---------
Balance at November 30, 1999..................          1         (15,305)        (39,377)      (54,681)
                                                ---------        --------        --------     ---------
Net (loss)....................................         --              --          (8,123)       (8,123)
Capital Contribution from MS Financing Inc....         --          78,011              --        78,011
                                                ---------        --------        --------     ---------
Balance at November 30, 2000..................  $       1        $ 62,706        $(47,500)    $  15,207
                                                =========        ========        ========     =========


                 See Notes to Consolidated Financial Statements

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION


    Morgan Stanley Aircraft Finance ("MSAF") is a special-purpose statutory business trust that was formed on October 30, 1997 under the laws of Delaware. MSAF and its subsidiaries ("MSAF group") were formed to conduct certain limited activities, including acquiring, financing, re-financing, owning, leasing, re-leasing, selling, maintaining and modifying commercial aircraft. All of the beneficial interest of MSAF group is owned by MSAF Holdings, a wholly owned subsidiary of MSDW Aircraft Holdings ("MSDWAH"), which in turn is a wholly-owned subsidiary of MS Financing Inc. ("MSF"), which in turn is a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co. ("MSDW"). MSAF group's obligations, including its financial debt obligations, are not obligations of, or guaranteed by, MSDW, MSDWAH, MSAF Holdings, MSF or any person other than MSAF group.



    The consolidated financial statements for the 12 months ended November 30, 2000 ("fiscal 2000"), November 30, 1999 ("fiscal 1999") and November 30, 1998
("fiscal 1998") are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.


    All material intercompany transactions have been eliminated.

    Certain reclassifications have been made to prior year amounts to conform to the current presentation.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the recognition of an impairment loss for an asset held for use is required when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of impairment loss is to be recognized based on the fair value of the asset. Fair value reflects the underlying

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED) economic value of the aircraft, including engines, in normal market conditions (where supply and demand are in reasonable equilibrium) and assumes adequate time for a sale and a willing buyer and seller. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly. The fair value of the assets is based on independent valuations of the aircraft in the fleet and estimates of discounted future cash flows. SFAS 121 also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated disposal costs. At November 30, 2000 and November 30, 1999, no impairment losses had been recognized.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS


    Allowances are made for doubtful accounts where it is considered that there is a significant risk of non-recovery. The assessment of risk of non-recovery is primarily based on the extent to which amounts outstanding exceed the expected value of security deposits held (if any), together with an assessment of the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. At November 30, 2000, MSAF group had recorded allowances for doubtful accounts against lease income receivables totalling $0.3 million. The allowance for doubtful accounts at November 30, 1999 totalled $0.4 million.


INCOME TAXES

    MSAF is a Delaware business trust treated as a branch of MSF for U.S. Federal, State and local income tax purposes. Accordingly, MSAF is not subject to U.S. Federal, State and local income taxes.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)
CONCENTRATIONS OF CREDIT RISK

    Credit risk with respect to operating lease receivables is generally diversified due to the number of lessees comprising MSAF group's customer base and the different geographic areas in which they operate. At November 30, 2000 MSAF group had leased 57 aircraft and one engine to 41 lessees in 26 countries. The geographic concentrations of MSAF group's leasing revenues is set forth in
Note 6.


    Many of MSAF group's lessees are in a relatively weak financial position because of the difficult economic conditions in the civil aviation industry as a whole and because, in general, weakly capitalized airlines are more likely to seek operating leases. In addition, at November 30, 2000, 18 of MSAF group's aircraft are being leased to lessees domiciled in certain emerging markets nations, including those located in Eastern Europe, Latin America and Asia. The exposure of MSAF group's aircraft to particular countries and customers is managed partly through concentration limits and through obtaining security from lessees by way of deposits. MSAF group will continue to manage its exposure to particular countries, regions and lessees through concentration limits.


NEW ACCOUNTING PRONOUNCEMENTS


    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In
June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement
No. 133", which deferred the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133". MSAF group adopted SFAS
No. 133, as amended by SFAS No. 138, effective December 1, 2000.



    MSAF group estimates that it will record an increase to other liabilities (reflecting the fair value of its outstanding swaps) and a corresponding charge to other comprehensive income (a component of beneficial interestholder's equity) of $31 million from the cumulative effect of the adoption of SFAS No. 133, as amended. MSAF group's adoption of SFAS No. 133, as amended, will primarily affect the accounting for, among other things, MSAF group's derivatives used in connection with its interest rate risk management policies.



    In fiscal 1999, MSAF group adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes the standards for the reporting and presentation of comprehensive income. MSAF group does not have any items affecting comprehensive income. Accordingly, MSAF group's comprehensive (loss) income was equal to its net (loss) income for all periods presented. In fiscal 2001 MSAF group will have additional items in other comprehensive income due to the adoption of SFAS No. 133, as amended.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTE 3--AIRCRAFT

                                                              NOVEMBER 30,   NOVEMBER 30,
                                                                  2000           1999
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Stage 3 Aircraft and one engine:
Cost........................................................   $2,014,324      $972,030
Less Accumulated depreciation...............................     (171,506)      (85,979)
                                                               ----------      --------
                                                               $1,842,818      $886,051
                                                               ==========      ========

    During fiscal 2000, MSAF group acquired a portfolio of 29 commercial aircraft from MSF (see Note 13). In addition, during fiscal 2000, an aircraft that was previously subject to a sales-type capital lease was repossessed and the related lease was terminated (see Note 4). This aircraft has been included as a component of aircraft cost as of the date of repossession.

FLEET ANALYSIS:


                                                              NOVEMBER 30,   NOVEMBER 30,
                                                                  2000           1999
                                                              ------------   ------------
On lease for a further period of:
More than five years........................................            5             9
From one to five years......................................           44            20
Less than one year..........................................            9             3
                                                               ----------      --------
Total aircraft portfolio (including one engine) on lease....           58            32
                                                               ==========      ========



    At November 30, 2000 there were 4 non-revenue earning aircraft in MSAF group's portfolio. One of these was subject to a lease agreement and the other 3 were undergoing maintenance work. At November 30, 1999 there was 1 non-revenue earning aircraft in MSAF group's portfolio.


NOTE 4--INVESTMENT IN CAPITAL LEASE

                                                              NOVEMBER 30,   NOVEMBER 30,
                                                                  2000           1999
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Minimum lease payments receivable...........................    $     --       $ 28,733
Less: Unearned income.......................................          --        (10,433)
                                                                --------       --------
Net investment in capital lease.............................    $     --       $ 18,300
                                                                ========       ========

    The lessee associated with this capital lease had been experiencing severe financial difficulties during fiscal 1999, due to the economic uncertainty in Latin America and the devaluation of the Brazilian currency in January, 1999. In August 1999, MSAF group and the lessee agreed to modify the terms of the capital lease by increasing the total rental payments to be received and by extending the lease term.

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

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTE 5--LEASE INCOME RECEIVABLE

    Lease income receivable was as follows:


                                                              NOVEMBER 30,   NOVEMBER 30,
                                                                  2000           1999
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Lease income receivable.....................................     $2,666         $2,271
Less: Allowance for doubtful accounts.......................       (345)          (363)
                                                                 ------         ------
Lease income receivable, net................................     $2,321         $1,908
                                                                 ======         ======


    Activity in the allowance for doubtful accounts was as follows:

                                                              FISCAL 2000   FISCAL 1999
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
Balance, beginning of period................................    $   363       $   553
Provision for doubtful accounts.............................      1,460         3,060
Amounts written-off.........................................     (1,478)       (3,250)
                                                                -------       -------
Balance, end of period......................................    $   345       $   363
                                                                =======       =======


    The provision for doubtful accounts of $1.5 million and $3.1 million in fiscal 2000 and fiscal 1999, respectively, are recorded as a reduction of lease income revenues in the Consolidated Statements of Operations.


NOTE 6--REVENUES

    The distribution of lease revenues by geographic area is as follows:


                                                              FISCAL 2000   FISCAL 1999   FISCAL 1998
                                                              -----------   -----------   -----------
                                                                      (DOLLARS IN THOUSANDS)
North America...............................................   $ 33,670      $ 14,117      $  8,743
Asia........................................................     34,022        15,227        13,814
Europe......................................................     63,360        38,241        51,409
Middle East.................................................     16,617        14,457        10,950
Latin America...............................................     13,439        11,860        20,084
Pacific & Other.............................................     58,711        20,749        15,005
                                                               --------      --------      --------
Total.......................................................   $219,819      $114,651      $120,005
                                                               ========      ========      ========

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTE 6--REVENUES - (CONTINUED)
    At November 30, 2000, MSAF group had contracted to receive the following minimum rentals under operating leases (Dollars in millions):

FISCAL YEAR ENDING NOVEMBER 30,
-------------------------------
2001........................................................    $207
2002........................................................     176
2003........................................................     130
2004........................................................      92
2005........................................................      49
Thereafter..................................................      37

NOTE 7--LIABILITY FOR MAINTENANCE

    Activity in the liability for maintenance account was as follows:

                                                              FISCAL 2000   FISCAL 1999
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
Balance, beginning of period................................   $ 57,437      $ 52,489
Liabilities assumed from MSF................................     51,730            --
Collections from lessees....................................     23,787        17,709
Reimbursements to lessees...................................    (12,107)      (11,872)
Net accruals and transfers..................................    (18,411)         (889)
                                                               --------      --------
Balance, end of period......................................   $102,436      $ 57,437
                                                               ========      ========

NOTE 8--NOTES PAYABLE


    On March 3, 1998, MSAF group completed an offering of $1,050 million of securitized notes (the "1998 Notes") on a basis exempt from registration under the Securities Act of 1933, as amended. During fiscal 1999, MSAF group filed a registration statement with the Securities and Exchange Commission (the "SEC") with respect to an exchange offer for exchange notes with terms virtually identical to the 1998 Notes which was declared effective on January 12, 1999. The exchange offer was consummated on January 18, 1999.



    On March 15, 2000, MSAF group completed an offering of $1,310 million of securitized notes (the "2000 Notes") on a basis exempt from registration under the Securities Act of 1933, as amended. MSAF group used the net proceeds from the 2000 Notes to finance in part the acquisition of the 29 commercial aircraft from MSF, to fund an increase of $5 million in cash and cash equivalents used for liquidity purposes (see "Financial Resources and Liquidity--Liquidity Reserve Amount") and to redeem all $400 million of its subclass A-1 notes. The 2000 Notes rank equally in right of payment of principal and interest with the corresponding subclasses of MSAF group's existing 1998 Notes. During fiscal 2000, MSAF group filed a registration statement with the SEC with respect to an exchange offer for exchange notes with terms virtually identical to the 2000 Notes which was declared effective on October 31, 2000. The exchange offer was consummated on December 4, 2000.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTE 8--NOTES PAYABLE - (CONTINUED)

    With the exception of MSAF group, the 1998 Notes and the 2000 Notes (collectively, the "Notes") are not obligations of, or guaranteed by, MSDW, MSDWAH, MSAF Holdings, MSF or any person other than MSAF group.



    Underwriting and financing costs which were incurred in connection with the Notes are being amortized over the expected life of the borrowings to which they relate.



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



                                INITIAL
                               PRINCIPAL                           EXPECTED FINAL         FINAL
      SUBCLASS OF NOTE          AMOUNT      INTEREST RATE           PAYMENT DATE      MATURITY DATE
-----------------------------  ---------   ----------------      ------------------   --------------
                                                      (DOLLARS IN THOUSANDS)
Subclass A-2.................   340,000      LIBOR + 0.35%       September 15, 2005   March 15, 2023
Subclass A-3.................   580,000      LIBOR + 0.52%           March 15, 2002   March 15, 2025
Subclass A-4.................   200,000      LIBOR + 0.54%           March 15, 2003   March 15, 2025
Subclass A-5.................   400,000      LIBOR + 0.58%            June 15, 2008   March 15, 2025
Subclass B-1.................   100,000      LIBOR + 0.65%           March 15, 2013   March 15, 2023
Subclass B-2.................    75,000      LIBOR + 1.05%           March 15, 2007   March 15, 2025
Subclass C-1.................   100,000              6.90%           March 15, 2013   March 15, 2023
Subclass C-2.................    55,000              9.60%         October 15, 2016   March 15, 2025
Subclass D-1.................   110,000              8.70%           March 15, 2014   March 15, 2023



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



    Cash paid for interest on the Notes amounted to $108.7 million for the fiscal year ended November 30, 2000, as compared to $58.5 million for the fiscal year ended November 30, 1999. The interest expense for fiscal 2000 is not comparable to fiscal 1999 as the 2000 Notes were issued on March 15, 2000.



    The estimated fair value of MSAF group's outstanding Notes was $1,733.2 million and $902.9 million at November 30, 2000 and November 30, 1999, respectively.


NOTE 9--LIQUIDITY FACILITIES


    MSAF group requires liquidity in order to finance many of its primary business activities, including maintenance obligations, security deposit return obligations, operating expenses and obligations under the Notes. MSAF group's primary sources of liquidity are cash bank deposits and letters of credit.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTE 9--LIQUIDITY FACILITIES - (CONTINUED)
    MSAF group's cash account (the "Collection Account") is primarily funded through the receipt of rental payments from lessees.

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

    As of November 30, 2000, the aggregate amount available under the ILFC Facility and the MSDW Facility was approximately $70.4 million.

NOTE 10--DERIVATIVE FINANCIAL INSTRUMENTS


    The leasing revenues of MSAF group are generated primarily from rental payments. Rental payments are currently entirely fixed but may be either fixed or floating with respect to leases entered into in the future. In general, an interest rate exposure with respect to the Notes payable arises to the extent that MSAF group's fixed and floating interest obligations in respect of the Notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure with respect to the Notes payable can be managed through the use of interest rate swaps and other derivative instruments. The subclass A-2, A-3, A-4, A-5, B-1 and B-2 notes bear floating rates of interest and the subclass C-1, C-2 and D-1 notes bear fixed rates of interest. MSAF group is a party to twelve interest rate swaps with Morgan Stanley Capital Services Inc. ("MSCS"), a wholly-owned subsidiary of MSDW. In ten of these swaps, MSAF group pays a fixed monthly coupon and receives one month LIBOR on a total notional balance of $1,300 million and in two of these swaps, MSAF group pays one month LIBOR and receives a fixed monthly coupon on a total notional balance of $200 million. During fiscal 2000, MSAF group was a party to one additional interest rate swap with MSCS with a notional balance of $300 million that matured on November 15, 2000. In this swap MSAF group paid a fixed monthly coupon and received one month LIBOR.



    Eight of the swaps, having an aggregate notional principal amount of $1,100 million, are accounted for as hedges of the Notes. Under these swap arrangements, MSAF group pays fixed amounts (based upon annual interest rates ranging from 6.22% to 7.46%) and receives floating amounts (based upon one month LIBOR) on a monthly basis. The fair value of the liability assumed relating to those swaps which are being accounted for as hedges is being deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. This amount and the differential payable or receivable on such interest rate swap contracts, to the extent such swaps are deemed to be hedges, are recognized as adjustments to interest expense. Gains and losses resulting from the termination of such interest rate swap contracts prior to their stated maturity are deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. The maturity dates of these swap positions range from November, 2002 to November, 2019. The fair value of these interest rate swaps at November 30, 2000 was ($31.3) million.


    The remaining four swaps have an aggregate gross notional principal amount of $400 million. Under these swap arrangements, MSAF group pays/receives fixed and receives/pays floating amounts on a monthly basis. MSAF group has determined that these swaps do not qualify for hedge accounting. The fair value of the liability assumed related to these swaps is accounted for on a mark-to-market basis with

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTE 10--DERIVATIVE FINANCIAL INSTRUMENTS - (CONTINUED) changes in fair value reflected in interest expense. At November 30, 2000, the fair value of these swaps was $(6.0) million.

    The change in fair value of the twelve interest rate swaps between November 30, 1999 and November 30, 2000 was due to changes in market interest rates and payments being made under the swaps when they became due.


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

NOTE 11--RELATED PARTY TRANSACTIONS


    Under service agreements with MSAF group, Cabot Aircraft Services Limited and Morgan Stanley & Co. Incorporated, both subsidiaries of MSDW, act as Administrative Agent and Financial Advisor, respectively. During Fiscal 2000, Cabot Aircraft Services Limited received a fee of $1.3 million for providing these services, which is calculated as a percentage of the operating lease rentals received. Morgan Stanley & Co. Incorporated received advisory fees of $0.05 million in this period.



    Simultaneous with the issuance of the 2000 Notes and the acquisition of certain net assets from MSF, MSAF Group received a non-cash capital contribution of $78.0 million from MSF.



    In connection with the issuance of the 2000 Notes, MSAF group paid
$5.9 million in subscription discounts and commissions to subsidiaries of MSDW.


    MSAF group's counterparty to its interest rate swap agreements is MSCS, a wholly-owned subsidiary of MSDW.


    In connection with the offering of the 2000 Notes, on March 15, 2000, MSF transferred the beneficial interest of MSAF group to MSDWAH, a wholly-owned subsidiary of MSF, and the number of trustees of MSAF group was increased to seven.



    On October 12, 2000, MSDWAH transferred the beneficial interest in MSAF group to MSAF Holdings, a wholly owned subsidiary of MSDWAH, which is in turn a wholly owned subsidiary of MSF.


    At November 30, 2000, MSAF group's management was comprised of seven trustees, including the Delaware trustee, as MSAF group has no employees or executive officers. Four of MSAF group's seven trustees were employees of MSDW. The two remaining trustees and the Delaware trustee were unaffiliated with MSDW.

NOTE 12--COMMITMENTS AND CONTINGENCIES

    MSAF group did not have any material contractual commitments for capital expenditures at November 30, 2000.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTE 12--COMMITMENTS AND CONTINGENCIES - (CONTINUED)
    In accordance with the terms of a second amended and restated servicing agreement (the "Servicing Agreement"), ILFC is performing certain aircraft related activities with respect to MSAF group's aircraft portfolio. Such activities include marketing MSAF group's aircraft for lease or sale and monitoring lessee compliance with lease terms including terms relating to payment, maintenance and insurance. In accordance with the Servicing Agreement, fees payable to ILFC by MSAF group are calculated as a percentage of the lease rentals contracted and received, in addition to a base fee and certain incentive-based fees.


    For the initial 32 aircraft and one engine, the Servicing Agreement will expire in May 26, 2023. For the additional 29 aircraft acquired in fiscal 2000, the Servicing Agreement will expire on May 1, 2025. However, each party has the right to terminate the Servicing Agreement under certain circumstances.


NOTE 13--ACQUISITION OF NET ASSETS


    During fiscal 2000, MSAF group acquired a portfolio of 29 commercial aircraft, as well as certain other assets and liabilities related to these aircraft, from MSF. The assets and liabilities acquired have been recorded at MSF's historical book value at the date of purchase. A summary of the net assets acquired is presented below:



                                                              DOLLARS IN THOUSANDS
                                                              --------------------
Aircraft under operating leases, net of accumulated
  depreciation of $30,859...................................       $1,025,267
Cash and other assets.......................................           16,701
Deferred rental income......................................           (8,638)
Liability for maintenance...................................          (51,730)
Security deposits...........................................           (7,118)
Interest rate swap contracts................................           (3,922)
                                                                   ----------
Net assets acquired.........................................       $  970,560
                                                                   ==========



    MSAF group financed the acquisition with the net proceeds of the 2000 Notes (see Note 8) and a non-cash capital contribution from MSF. MSAF group's fiscal 2000 results include the revenues and expenses associated with these 29 aircraft since March 15, 2000, the date of acquisition.


    The following unaudited summarized proforma consolidated results of operations data for year-ended November 30, 2000 and 1999 assumes the acquisition of the aircraft had occurred on December 1, 1998:


                                                              FISCAL 2000   FISCAL 1999
                                                              -----------   -----------
                                                                DOLLARS IN THOUSANDS
Total revenues..............................................   $262,127      $244,759
Net loss....................................................   $ (7,157)     $ (7,451)


    The summarized proforma consolidated results of operations data does not purport to represent what MSAF group's results of operations would have actually been if the acquisition in fact had occurred at the date indicated or to project MSAF group's results of operations at any future date or for any future period.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

NOTE 14--QUARTERLY DATA (UNAUDITED)


                                                                         FISCAL 2000
                                                          -----------------------------------------
                                                          QUARTER    QUARTER    QUARTER    QUARTER
                                                           ENDED      ENDED      ENDED      ENDED
                                                          FEB. 29,   MAY 31,    AUG. 31,   NOV. 30,
                                                            2000       2000       2000       2000
                                                          --------   --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Revenues:
  Lease income, net.....................................  $25,716    $52,567    $65,533    $76,003
  Investment income on collection account...............      539        973      1,032      1,168
                                                          -------    -------    -------    -------
  Total revenues........................................   26,255     53,540     66,565     77,171
                                                          -------    -------    -------    -------
Expenses:
  Interest expense......................................   15,245     30,873     33,285     32,802
  Depreciation expense..................................   11,765     22,961     25,401     25,401
  Operating expenses:
    Service provider and other fees.....................    1,682      5,572      2,968      3,774
    Maintenance and other aircraft related costs........    7,429      4,028      2,194      6,274
                                                          -------    -------    -------    -------
  Total expenses........................................   36,121     63,434     63,848     68,251
                                                          -------    -------    -------    -------
Net (loss)/income.......................................  $(9,866)   $(9,894)   $ 2,717    $ 8,920
                                                          =======    =======    =======    =======



                                                                         FISCAL 1999
                                                          -----------------------------------------
                                                          QUARTER    QUARTER    QUARTER    QUARTER
                                                           ENDED      ENDED      ENDED      ENDED
                                                          FEB. 28,   MAY 31,    AUG. 31,   NOV. 30,
                                                            1999       1999       1999       1999
                                                          --------   --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Revenues:
  Lease income, net.....................................  $27,088    $32,045    $27,898    $27,620
  Investment income on collection account...............      431        450        463        501
                                                          -------    -------    -------    -------
  Total revenues........................................   27,519     32,495     28,361     28,121
                                                          -------    -------    -------    -------
Expenses:
  Interest expense......................................   16,349     16,046     15,491     15,698
  Depreciation expense..................................   11,765     11,765     11,765     11,765
  Operating expenses:
    Service provider and other fees.....................    2,047      2,244      2,153      2,124
    Maintenance and other aircraft related costs........    1,072      1,926      2,448       (230)
                                                          -------    -------    -------    -------
  Total expenses........................................   31,233     31,981     31,857     29,357
                                                          -------    -------    -------    -------
Net (loss)/income.......................................  $(3,714)   $   514    $(3,496)   $(1,236)
                                                          =======    =======    =======    =======



    During the fourth quarter ended November 30, 1999, maintenance and other aircraft related costs included the reversal of certain provisions made in the previous quarter relating to maintenance costs that were subsequently paid by the lessee.

                        MORGAN STANLEY AIRCRAFT FINANCE
       CASH ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)
            TWELVE MONTH PERIOD FROM DECEMBER 1999 TO NOVEMBER 2000


------------------------


(1) This report was filed with the Securities and Exchange Commission on Form 8-K on February 13, 2001. All information contained in it is as of February 1, 2001.

                                    CONTENTS

I    BACKGROUND AND GENERAL INFORMATION

II(a) COMPARISON OF ACTUAL CASH FLOWS VERSUS THE 1998 BASE CASE FOR THE FOUR
      MONTH PERIOD FROM DECEMBER 1999 TO MARCH 2000

II(b) COMPARISON OF ACTUAL CASH FLOWS VERSUS THE 2000 BASE CASE FOR THE EIGHT
      MONTH PERIOD FROM APRIL 2000 TO NOVEMBER 2000

III  OTHER FINANCIAL DATA

IV  RECENT DEVELOPMENTS

V   APPENDICES

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

INITIAL PORTFOLIO

    On March 3, 1998, MSAF issued $1,050 million of Notes in connection with its acquisition of 33 aircraft plus an engine with a total appraised value as of September 30, 1997 of $1,115.5 million from International Lease Finance Corporation ("ILFC"). All but one of the 33 aircraft were acquired by MSAF with an appraised value of $1,086.9 million as of September 30, 1997.

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

COMBINED PORTFOLIO

    As a result of the March 2000 acquisition, the overall size of MSAF's combined aircraft fleet is now 61 aircraft plus an engine with a total appraised value of $1,911.2 million as of September 30, 2000. As of February 1, 2001, MSAF had 60 lease contracts in effect with 42 lessees based in 27 countries as shown in Appendix A. Under one of the leases, the lessee has not yet taken delivery of the aircraft. The aircraft, an A320-200, is due to be delivered to the lessee in late February 2001.

MANAGEMENT DISCUSSION AND ANALYSIS

    The discussion and analysis that follows in Section II and III is based on the results of MSAF and its subsidiaries as a single entity (collectively the "MSAF GROUP") for the reporting period December 1999 to November 2000.

    Section II (a) covers the four month period, December 1999 to March 2000, prior to the New Issuance and the aircraft acquisition on March 15, 2000 and therefore relates to the Initial Portfolio of 32 aircraft plus an engine. The cash flows over this four month period are compared against the 1998 Base Case.

    For the purposes of this report, the "FOUR MONTH PERIOD", discussed in
Section II (a) shall comprise information from the monthly cash reports dated December 15, 1999 to March 15, 2000. The financial data in this section includes cash receipts from November 9, 1999 (first day of the Collection Period for the December 2000 Report) up to March 9, 2000 (last day of the Collection Period for the March 2000 Report). It also includes payments made by MSAF Group between November 16, 1999 and up to March 15, 2000 (the Note Payment Date for the
March 2000 Report).

    Section II (b) covers the eight month period, April 2000 to November 2000, after the New Issuance and the aircraft acquisition on March 15, 2000 and therefore relates to the Combined Portfolio of 61 aircraft plus an engine. The cash flows over this eight month period are compared against the 2000 Base Case.

    For the purposes of this report, the "EIGHT MONTH PERIOD", discussed in
Section II (b) shall comprise information from the monthly cash reports dated April 15, 2000 to November 15, 2000. The financial data in this section includes cash receipts from March 10, 2000 (first day of the Collection Period for the April 2000 Report) up to November 9, 2000 (last day of the Collection Period for the November 2000 Report). It also includes payments made by MSAF Group between March 16, 2000 and up to November 15, 2000 (the Note Payment Date for the November 2000 Report).

    The discussion and analysis in Section IV--"Recent Developments" relates to the Combined Portfolio of 61 aircraft plus an engine.

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

    MSAF Group's ability to compete against other lessors is determined, in part, (1) by the composition of its fleet in terms of mix, relative age and popularity of aircraft type (2) operating restrictions imposed by the Indenture and (3) the ability of other lessors, who may possess substantially greater financial resources, to offer leases on more favorable terms than MSAF Group.

II(a) COMPARISON OF ACTUAL CASH FLOWS VERSUS THE 1998 BASE CASE FOR THE FOUR MONTH PERIOD FROM DECEMBER 1999 TO MARCH 2000

    The February 20, 1998 Offering Memorandum and the November 4, 1998 Prospectus for the Notes contain assumptions in respect of MSAF Group's future cash flows and cash expenses (the "1998 BASE CASE").

    For the purpose of this section, "NET CASH COLLECTIONS" is defined as Total Cash Collections less Total Cash Expenses, Drawings from and Transfers to Expense Account, Interest Payments, Swap Payments and Exceptional Items. A discussion of the Cash Collections, Cash Expenses, Drawings from and Transfers to Expense Account, Interest Payments, Swap Payments, Exceptional Items and Principal Payments is given below and should be read in conjunction with the analysis in Appendix B.

CASH COLLECTIONS

    "Total Cash Collections" includes Net Lease Rentals (Contracted Lease Rentals plus Movement in Current Arrears Balance less Net Stress-related Costs), Interest Earned, and Net Maintenance.

                                                               ACTUAL    BASE CASE   VARIANCE
CASH COLLECTIONS                                                $ MM       $ MM        $ MM
----------------                                              --------   ---------   --------
Lease Rentals...............................................    44.2       44.2          --
  -- Renegotiated Leases....................................    (0.9)        --        (0.9)
  -- Rental Resets..........................................    (0.1)        --        (0.1)
                                                                ----       ----        ----
CONTRACTED LEASE RENTALS....................................    43.2       44.2        (1.0)
Movement in Current Arrears Balance.........................    (0.2)        --        (0.2)
Net Stress-related Costs....................................    (4.4)      (2.0)       (2.4)
                                                                ----       ----        ----
NET LEASE RENTALS...........................................    38.6       42.2        (3.6)
Interest Earned.............................................     0.7        0.5         0.2
Net Maintenance.............................................    (2.1)        --        (2.1)
                                                                ----       ----        ----
TOTAL CASH COLLECTIONS......................................    37.2       42.7        (5.5)
                                                                ====       ====        ====

    In the Four Month Period, MSAF Group generated approximately $37.2 million in Total Cash Collections, $5.5 million less than assumed in the 1998 Base Case. This difference is due to a combination of the factors set out below (the numbers in brackets refer to the line item number shown in Appendix B).

[2]  RENEGOTIATED LEASES

    Renegotiated Leases refers to the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental. Typically, this can be a permanent reduction over the remaining lease term in exchange for other contractual concessions. In the Four Month Period, the amount of revenue loss attributed to Renegotiated Leases was $0.9 million. This is mainly due to a 14% reduction from the 1998 Base Case rental on a B767-300ER on lease to Air Pacific. The new rental was reset at the then prevailing market rate for B767-300ERs in exchange for a lease extension.

[3]  RENTAL RESETS

    Rental Resets is a measure of the loss in rental revenue when new lease rates are lower than those assumed in the 1998 Base Case. During the Four Month Period, no new leases were written, however, lost revenue attributable to leases that had rental resets prior to the Four Month Period amounted to $0.1 million.

[4]  CONTRACTED LEASE RENTALS

    Contracted Lease Rentals represents the current contracted lease rental rollout which equates to the 1998 Base Case Lease Rentals less adjustments for Renegotiated Leases and Rental Resets. For the Four Month Period, Contracted Lease Rentals were $43.2 million, $1.0 million less than assumed in the 1998 Base Case. The difference is due to losses from Renegotiated Leases and Rental Resets as discussed above in line items [2] and [3].

[5]  MOVEMENT IN CURRENT ARREARS BALANCE

    Current Arrears refers to the total Contracted Lease Rentals outstanding from current lessees at a given date and excludes any amounts classified as Bad Debts. The Current Arrears Balance at the start of the Four Month Period was $3.0 million versus $3.2 million at the end of the Four Month Period, an increase of $0.2 million.

                                                             CURRENT    CURRENT     MOVEMENT    SECURITY
                                                             ARREARS    ARREARS    IN CURRENT   DEPOSITS
                                                             11/15/99   3/15/00     ARREARS       HELD
AIRCRAFT TYPE                                     COUNTRY      $ MM       $ MM        $ MM        $ MM
-------------                                     --------   --------   --------   ----------   --------
A310-300........................................  Brazil       0.6         0.7         0.1         --
A310-300........................................  Oman         0.1          --        (0.1)        --
A320-200........................................  Canada        --         0.5         0.5        0.3
A320-200........................................  Ireland      0.3         0.3         0.0        0.5
A321-100........................................  Turkey       0.6         1.2         0.6        0.7
B737-300........................................  Brazil       0.9         0.5        (0.4)       0.7
B737-400........................................  Mexico*      0.5          --        (0.5)        --
                                                               ---        ----        ----        ---
TOTAL...........................................               3.0         3.2         0.2        2.2
                                                               ===        ====        ====        ===

------------------------

* Re-classified as Bad Debts during January 2000

    As at November 15, 1999, six lessees were in arrears, owing $3.0 million, against which MSAF Group held security deposits of $2.9 million. One of the six lessees, TAESA, based in Mexico, defaulted during the Four Month Period and the aircraft was repossessed. Rental arrears amounting to $0.5 million associated with this lessee at the time of repossession were deemed irrecoverable and reclassified from Current Arrears to Bad Debts. Additional analysis of this Bad Debt is provided below in line item [6].

    As of the Noteholders Report on March 15, 2000, five lessees were in arrears, owing $3.2 million, against which MSAF Group held security deposits of $2.2 million.

    NET STRESS-RELATED COSTS

    Net Stress-related Costs is a combination of all the factors which can cause actual lease rentals received to differ from the Contracted Lease Rentals. The 1998 Base Case assumed Net Stress-related Costs equal to 4.5% of the 1998 Base Case Lease Rentals.

                                                               ACTUAL    BASE CASE   VARIANCE
NET STRESS-RELATED COSTS                                        $ MM       $ MM        $ MM
------------------------                                      --------   ---------   --------
Bad Debts...................................................    (0.5)
Security Deposits Drawn Down................................     0.5
Restructured Arrears........................................      --
AOG.........................................................    (5.4)
Other Leasing Income........................................     1.1
Repossession Costs..........................................    (0.1)
                                                                ----       ----        ----
NET STRESS-RELATED COSTS....................................    (4.4)      (2.0)       (2.4)
                                                                ====       ====        ====

    For the Four Month Period, Net Stress-related Costs amounted to
$4.4 million (12.2% of Contracted Lease Rentals) compared to $2.0 million assumed in the 1998 Base Case, a variance of $2.4 million. A detailed analysis of Net Stress-related Costs is provided below in line items [6] to [11].

[6]  BAD DEBTS AND [7] SECURITY DEPOSITS DRAWN DOWN

    Bad Debts refers to rental arrears owed by lessees who have defaulted and which are deemed irrecoverable. These arrears are partially offset by the draw down of security deposits held and amounts subsequently recovered from the defaulted lessees. In the Four Month Period, rental arrears associated with one lessee were deemed irrecoverable and classified as Bad Debts.

                                                                                       SECURITY    TOTAL
                                                               BAD DEBTS   BAD DEBTS   DEPOSITS     LOST
                                                                RENTAL     RECOVERED    DRAWN      RENTAL
AIRCRAFT TYPE                            LESSEE     COUNTRY      $ MM        $ MM        $ MM       $ MM
-------------                           ---------   --------   ---------   ---------   --------   --------
B737-400..............................     TAESA     Mexico      (0.5)        0.0         0.5        0.0
                                                                 ----        ----        ----       ----
TOTAL.................................                           (0.5)        0.0         0.5        0.0
                                                                 ====        ====        ====       ====

    During the Four Month Period, $0.5 million was written off in respect of lease rental due from a former lessee, TAESA, based in Mexico, against which MSAF Group drew down a security deposit of $0.5 million.

[8]  RESTRUCTURED ARREARS

    Restructured Arrears refers to current arrears that have been capitalized and restructured into a note payable, which is repaid over an agreed period. There were no losses from Restructured Arrears in the Four Month Period.

[9]  AIRCRAFT ON GROUND ("AOG")

    AOG is defined as the Base Case Lease Rental lost when an aircraft is off-lease and non-revenue earning. The impact of AOG downtime amounted to lost rental of $5.4 million during the Four Month Period. This was in respect of four aircraft:

AOG ANALYSIS FOR THE FOUR MONTH PERIOD

                                                             OLD                              TERMINATION    LOST RENTAL
                        AIRCRAFT TYPE                      LESSEE          NEW LESSEE             TYPE          $ MM
                        -------------                     ---------   ---------------------   ------------   -----------
1                       A310-300........................  Oman Air    Region Air              Scheduled          0.8
2                       A310-300........................  Oman Air    Region Air              Scheduled          0.8
3                       B737-400........................  TAESA       Travel Service          Unscheduled        0.6
4                       B747-300........................  VARIG       Air Atlanta Icelandic   Unscheduled        3.2
                                                                                                                 ---
                        TOTAL...........................                                                         5.4
                                                                                                                 ===

[10]  OTHER LEASING INCOME

    Other Leasing Income consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments, default interest or payment for excess flight hours flown. In the Four Month Period, Other Leasing Income amounted to $1.1 million.

[11]  REPOSSESSION COSTS

    Repossession Costs consists of legal and aircraft technical costs incurred as a result of repossessing an aircraft. In the Four Month Period, Repossession Costs amounted to $0.1 million, which primarily related to consultancy and legal fees incurred during the repossession of the B737-400 previously on lease to TAESA and the repossession of the B747-300 previously on lease to VARIG.

[13]  NET LEASE RENTALS

    Net Lease Rentals is Contracted Lease Rentals plus the Movement in Current Arrears Balance less Net Stress-related Costs. In the Four Month Period, Net Lease Rentals amounted to $38.6 million, $3.6 million less than assumed in the 1998 Base Case. The variance was primarily attributable to the lost rental from AOG downtime, which is discussed above in line item [9].

[14]  INTEREST EARNED

    Interest Earned relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account in the Four Month Period consisted of the cash liquidity reserve amount of $25.0 million plus the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next three months. In the Four Month Period, Interest Earned amounted to
$0.7 million, $0.2 million more than assumed in the 1998 Base Case. The difference was due primarily to interest earned on the intra-month cash balances in the Collection and Expense Account. The 1998 Base Case made no assumption as to the interest earned on these balances.

[15]  NET MAINTENANCE

    Net Maintenance refers to maintenance receipts less any maintenance reimbursements paid to lessees. In the Four Month Period, actual maintenance receipts amounted to $3.9 million while maintenance expenditure amounted to $6.0 million, generating negative Net Maintenance of $2.1 million.

    Maintenance expenditure included costs incurred in the

    - overhaul of a B757-200ER repossessed from Guyana Airways ($3.6 million)

    - reimbursement from airframe reserves of $0.9 million in respect of a B767-300ER in accordance with a lease restructuring

    - reimbursement from the engine reserves of $1.5 million in respect of a B737-400 previously on lease to TAESA.

    The 1998 Base Case made no assumption for Net Maintenance as it assumed that, over time, maintenance receipts would equal maintenance expenditure. However, it is unlikely that in any particular Note Payment Period, maintenance receipts would exactly equal maintenance expenditure.

CASH EXPENSES

    "Total Cash Expenses" includes Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the Four Month Period, Total Cash Expenses were $2.2 million, resulting in a $2.3 million positive variance against the 1998 Base Case, which assumed total cash expenses of $4.5 million.

                                                      ACTUAL    BASE CASE   VARIANCE
CASH EXPENSES                                          $ MM       $ MM        $ MM
-------------                                        --------   ---------   --------
Aircraft Operating Expenses........................    (0.1)      (1.5)       1.4
SG&A Expenses......................................    (2.1)      (3.0)       0.9
                                                       ----       ----        ---
TOTAL CASH EXPENSES................................    (2.2)      (4.5)       2.3
                                                       ====       ====        ===

    AIRCRAFT OPERATING EXPENSES includes all operational costs related to the leasing of an aircraft including costs of insurance, re-leasing and other overhead costs. In the Four Month Period, Aircraft Operating Expenses amounted to $0.1 million, $1.4 million less than the 1998 Base Case, which assumed these costs to be 3.5% of the 1998 Base Case Lease Rentals. The variance is discussed below in line items [17] to [18].

[17]  INSURANCE

    No insurance costs were incurred in the Four Month Period.

[18]  RE-LEASING AND OTHER OVERHEAD COSTS

    Re-leasing and other overhead costs consists of miscellaneous re-delivery and leasing costs associated with re-leasing events. In the Four Month Period these costs amounted to $0.1 million, mainly relating to costs incurred in the re-leasing of two A310-300s, previously on lease to Oman Air.

    SG&A EXPENSES relates to fees paid to the Aircraft Servicer and to other service providers. In the Four Month Period, SG&A Expenses were $2.1 million, $0.9 million lower than assumed in the 1998 Base Case. The variance is described below in line items [20] and [21].

[20]  AIRCRAFT SERVICER FEES

    Aircraft Servicer Fees is defined as amounts paid to the Aircraft Servicer, ILFC, in accordance with the terms of the Servicing Agreement. In the Four Month Period, total Aircraft Servicer Fees paid was $1.4 million, $0.5 million less than the 1998 Base Case assumptions, reflecting lower actual rentals achieved and high AOG downtime.

    Aircraft Servicer Fees consist of:

                                                                $ MM
                                                              --------
Base Fee....................................................    0.6
Rent Collected Fee..........................................    0.4
Rent Contracted Fee.........................................    0.4
Incentive Fee *.............................................    0.0
                                                                ---
TOTAL SERVICER FEE..........................................    1.4
                                                                ===

------------------------

* FOR FINANCIAL YEAR ENDED NOVEMBER 30, 2000

    The Base Fee is a fixed amount per month per aircraft and changes only as aircraft are acquired or sold. The Rent Contracted Fee is equal to 1.0% of all rentals contracted in the current calendar month. The Rent Collected Fee is equal to approximately 1.0% of all rentals received during the previous calendar month. The Incentive Fee applies to the Initial Portfolio only and is set at 10% of all cash flow received above a targeted annual amount set in the Operating Budget at the beginning of each financial year. No Incentive Fee was payable to ILFC in the Four Month Period for the financial year ended November 2000.

[21]  OTHER SERVICER FEES

    Other Servicer Fees relates to fees and expenses paid to other service providers including the Administrative Agent, Financial Advisor, legal advisors, accountants and Independent Trustees. In the Four Month Period, Other Servicer Fees amounted to $0.7 million as compared to an assumed expense of $1.1 million in the 1998 Base Case, a positive variance of $0.4 million.

NET CASH COLLECTIONS

    "Net Cash Collections" equals Total Cash Collections less Total Cash Expenses, Drawings from and Transfers to Expense Account, Interest Payments, Swap Payments and Exceptional Items.

                                                               ACTUAL    BASE CASE   VARIANCE
NET CASH COLLECTIONS                                            $ MM       $ MM        $ MM
--------------------                                          --------   ---------   --------
Total Cash Collections......................................    37.2        42.7       (5.5)
Total Cash Expenses.........................................    (2.2)       (4.5)       2.3
Drawings from Expense Account...............................     6.4          --        6.4
Transfers to Expense Account................................    (8.6)         --       (8.6)
Interest Payments...........................................   (20.6)      (20.4)      (0.2)
Swap Payments...............................................    (0.9)       (1.3)       0.4
Exceptional Items...........................................      --          --         --
                                                               -----       -----       ----
NET CASH COLLECTIONS........................................    11.3        16.5       (5.2)
                                                               =====       =====       ====

[23]  TOTAL CASH COLLECTIONS

    As discussed in line items [2] to [15], MSAF Group generated approximately $37.2 million in Total Cash Collections, $5.5 million less than assumed in the 1998 Base Case.

[24]  TOTAL CASH EXPENSES

    As discussed in line items [17] to [21], MSAF Group incurred approximately $2.2 million in Total Cash Expenses, $2.3 million lower than assumed in the 1998 Base Case.

[25]  DRAWINGS FROM EXPENSE ACCOUNT

    The Expense Account contains cash set aside each month from current cash collections to pay for expenses which are expected to be payable over the next three months. The Administrative Agent determines the level of cash set aside each month. In the Four Month Period, $6.4 million was drawn from the Expense account to pay for expenses incurred and which were payable during the period. The 1998 Base Case made no assumption as to the level of these Drawings.

[26]  TRANSFERS TO EXPENSE ACCOUNT

    Transfers to the Expense Account represents the level of cash set aside each month to pay for expenses which are expected to be payable over the next three months. During the Four Month Period, $8.6 million was transferred to the Expense Account. As at March 15, 2000, the closing balance in the Expense Account was $5.8 million.

[27]  INTEREST PAYMENTS AND [28] SWAP PAYMENTS

    In the Four Month Period, Interest Payments to Noteholders amounted to
$20.6 million. This was $0.2 million higher than the 1998 Base Case, which assumed Interest Payments to be $20.4 million. While the total debt balance outstanding during the Four Month Period was lower than expected in the 1998 Base Case, Interest Payments rose due to a higher than assumed average LIBOR. The average LIBOR for the Four Month Period was 5.88% versus an assumed LIBOR of 5.75%.

    The higher Interest Payments were offset by a reduction in the amount of Swap Payments. MSAF Group paid $0.9 million in Swap Payments, $0.4 million less than assumed in the 1998 Base Case.

[29]  EXCEPTIONAL ITEMS

    Exceptional Items refers to cash flows that occur infrequently and are outside the normal business activities of MSAF Group. There were no exceptional cash flows in the Four Month Period.

[31]  PRINCIPAL PAYMENTS

    In the Four Month Period, total Principal Payments to Noteholders amounted to $11.3 million, $5.2 million lower than assumed in the 1998 Base Case. This reflects the lower Net Cash Collections available during the Four Month Period, mainly as a result of the lower than expected lease revenue performance.

II(b) COMPARISON OF ACTUAL CASH FLOWS VERSUS THE 2000 BASE CASE FOR THE EIGHT MONTH PERIOD FROM APRIL 2000 TO NOVEMBER 2000

    The March 8, 2000 Offering Memorandum and the October 31, 2000 Prospectus for the New Notes contain assumptions in respect of MSAF Group's future cash flows and cash expenses (the "2000 BASE CASE"). For the purpose of this report, "NET CASH COLLECTIONS" is defined as Total Cash Collections less Total Cash Expenses, Drawings from and Transfers to Expense Account, Interest Payments, Swap Payments and Exceptional Items. A discussion of the Cash Collections, Cash Expenses, Drawings from and Transfers to Expense Account, Interest Payments, Swap Payments, Exceptional Items and Principal Payments is given below and should be read in conjunction with the analysis in Appendix C.

CASH COLLECTIONS

    "Total Cash Collections" includes Net Lease Rentals (Contracted Lease Rentals plus Movement in Current Arrears Balance less Net Stress-related Costs), Interest Earned, and Net Maintenance.

                                                               ACTUAL    BASE CASE   VARIANCE
CASH COLLECTIONS                                                $ MM       $ MM        $ MM
----------------                                              --------   ---------   --------
Lease Rentals...............................................   160.7       160.7         --
  --Renegotiated Leases.....................................      --          --         --
  --Rental Resets...........................................    (0.1)         --       (0.1)
                                                               -----       -----       ----
CONTRACTED LEASE RENTALS....................................   160.6       160.7       (0.1)

Movement in Current Arrears Balance.........................    (0.7)         --       (0.7)
Net Stress-related Costs....................................     3.3        (7.3)      10.6
                                                               -----       -----       ----
NET LEASE RENTALS...........................................   163.2       153.4        9.8

Interest Earned.............................................     2.8         1.7        1.1
Net Maintenance.............................................    (0.5)         --       (0.5)
                                                               -----       -----       ----

TOTAL CASH COLLECTIONS......................................   165.5       155.1       10.4
                                                               =====       =====       ====

    In the Eight Month Period, MSAF Group generated approximately
$165.5 million in Total Cash Collections, $10.4 million more than assumed in the 2000 Base Case. This difference is due to a combination of the factors set out below (the numbers in brackets refer to the line item number shown in Appendix C).

[2]  RENEGOTIATED LEASES

    Renegotiated Leases refers to the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental. Typically, this can be a permanent reduction over the remaining lease term in exchange for other contractual concessions. During the Eight Month Period, one lease was renegotiated, resulting in a small decrease in the present value of the rental cash flows over the lease term. The new rental was agreed in exchange for an extension of the lease term.

[3]  RENTAL RESETS

    Rental Resets is a measure of the loss in rental revenue when new lease rates are lower than those assumed in the 2000 Base Case. During the Eight Month Period, one lease was extended on a power by hour basis, which resulted in lost rental of $0.1 million when compared against the 2000 Base Case assumptions for this aircraft. See Section IV--"Recent Developments" for a discussion of current re-leasing events as of February 1, 2001.

[4]  CONTRACTED LEASE RENTALS

    Contracted Lease Rentals represents the current contracted lease rental rollout which equates to the 2000 Base Case Lease Rentals less adjustments for Renegotiated Leases and Rental Resets. For the Eight Month Period, Contracted Lease Rentals were $160.6 million, slightly lower than assumed in the 2000 Base Case.

[5]  MOVEMENT IN CURRENT ARREARS BALANCE

    Current Arrears refers to the total Contracted Lease Rentals outstanding from current lessees at a given date and excludes any amounts classified as Bad Debts. Movement in Current Arrears Balance measures the difference in arrears balances between the start of the 2000 Base Case, March 15, 2000, and

November 15, 2000. For the purposes of the 2000 Base Case only, Current Arrears Balance at the New Issuance date (March 15, 2000) was assumed to be nil. Actual Current Arrears were $3.2 million as of March 15, 2000 and these pertain to the Initial Portfolio only. Actual Current Arrears as of November 15, 2000 were $0.7 million and relate to the Combined Portfolio.

                                                              CURRENT    CURRENT     MOVEMENT    SECURITY
                                                              ARREARS    ARREARS    IN CURRENT   DEPOSITS
                                                              3/15/00    11/15/00    ARREARS       HELD
AIRCRAFT TYPE                                      COUNTRY      $ MM       $ MM        $ MM        $ MM
-------------                                      --------   --------   --------   ----------   --------
A321-100.........................................  Turkey       0.0        0.7          0.7        0.7
                                                                ---        ---          ---        ---
TOTAL............................................               0.0        0.7          0.7        0.7
                                                                ===        ===          ===        ===

    As of the Noteholders Report on November 15, 2000, one lessee was in arrears, owing $0.7 million, against which MSAF Group held security deposits of $0.7 million. See Section IV--"Recent Developments" for a discussion of the total Current Arrears as of February 1, 2001.

NET STRESS-RELATED COSTS

    Net Stress-related Costs is a combination of all the factors which can cause actual lease rentals received to differ from the Contracted Lease Rentals. The 2000 Base Case assumes Net Stress-related Costs equal to 4.5% of the 2000 Base Case Lease Rentals.

                                                               ACTUAL    BASE CASE   VARIANCE
NET STRESS-RELATED COSTS                                        $ MM       $ MM        $ MM
------------------------                                      --------   ---------   --------
Bad Debts...................................................    (1.8)
Security Deposits Drawn Down................................     1.1
Restructured Arrears........................................      --
AOG.........................................................    (4.7)
Other Leasing Income........................................     9.1
Repossession Costs..........................................    (0.4)
                                                                ----       ----        ----
NET STRESS-RELATED COSTS....................................     3.3       (7.3)       10.6
                                                                ====       ====        ====

    For the Eight Month Period, Net Stress-related Costs amounted to income of $3.3 million, $10.6 million greater than the 2000 Base Case. A detailed analysis of Net Stress-related Costs is provided below in line items [6] to [11].

[6]  BAD DEBTS AND [7] SECURITY DEPOSITS DRAWN DOWN

    Bad Debts refers to rental arrears owed by lessees who have defaulted and which are deemed irrecoverable. These arrears are partially offset by the draw down of security deposits held and amounts subsequently recovered from the defaulted lessees. In the Eight Month Period, rental arrears associated with two lessees were deemed irrecoverable and classified as Bad Debts.

    One of the two lessees based in Brazil, B.R.A., defaulted on its obligations under its lease of an A310-300 and the aircraft was repossessed in May, 2000. The lease was scheduled to expire in July 2007. Rental arrears, associated with the lessee, at the time of repossession amounted to $1.3 million and were re-classified from Current Arrears to Bad Debts during the Eight Month Period. There was no security deposit held by MSAF Group to offset against the arrears balance.

    A second Brazilian lessee, VASP, defaulted on its obligations under its lease of a B737-300 and the aircraft was repossessed in May, 2000, following legal proceedings against VASP. The lease was scheduled to expire in March 2003. Rental arrears, associated with the lessee, at the time of repossession amounted to $0.5 million and were re-classified from Current Arrears to Bad Debts during the Eight Month Period.

A security deposit of $0.7 million, held by MSAF Group, was drawn down against this lessee, covering the arrears and a portion of the expenditure incurred in returning the aircraft to a deliverable condition.

[8]  RESTRUCTURED ARREARS

    Restructured Arrears refers to current arrears that have been capitalized and restructured into a note payable, which is repaid over an agreed period. There were no losses from Restructured Arrears in the Eight Month Period.

[9]  AIRCRAFT ON GROUND ("AOG")

    AOG is defined as the Base Case Lease Rental lost when an aircraft is off-lease and non-revenue earning. The impact of AOG downtime amounted to lost rental of $4.7 million during the Eight Month Period. This was in respect of six aircraft:

    AOG ANALYSIS FOR THE EIGHT MONTH PERIOD

                                                                                       TERMINATION    LOST RENTAL
                                         AIRCRAFT TYPE   OLD LESSEE     NEW LESSEE         TYPE           $MM
                                         -------------   ----------   --------------   ------------   -----------
                 1                        A310-300       B.R.A.       Region Air       Unscheduled        1.8
                 2                        A310-300       Oman Air     Region Air       Scheduled          0.2
                 3                        A320-200       TransAer     Cyprus Airways   Unscheduled        0.3
                 4                        A320-200       TransAer                 --   Unscheduled        0.3
                 5                        B737-300       VASP                     --   Unscheduled        1.4
                 6                        B737-400       TAESA        Travel Service   Unscheduled        0.7
                                                                                                          ---
                                          TOTAL                                                           4.7
                                                                                                          ===

    See Section IV--"Recent Developments" for an analysis of AOG as of February 1, 2001.

[10]  OTHER LEASING INCOME

    Other Leasing Income consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments, default interest or payment for excess flight hours flown. In the Eight Month Period, Other Leasing Income amounted to $9.1 million. This primarily relates to

    - $4.2 million received in respect of an insurance claim submitted for the maintenance work, repairs and services required to reconstruct the technical records following repossession of a B757-200ER from Guyana Airways

    - $3.0 million received in connection with MSAF's original purchase of an A340-300

    - $1.0 million received in connection with MSAF's original purchase of an A330-300.

    - $0.6 million received for excess flight hours flown by four aircraft on lease to four different lessees

    - $0.3 million received from a lessee in respect of the fee payable upon exercise of an early termination option

[11]  REPOSSESSION COSTS

    Repossession Costs consists of legal and aircraft technical costs incurred as a result of repossessing an aircraft. In the Eight Month Period, Repossession Costs amounted to $0.4 million, which primarily related to consultancy and legal fees incurred during the repossession of the A310-300 previously on lease to B.R.A., the B737-400 previously on lease to TAESA and the B737-300 previously on lease to VASP.

[13]  NET LEASE RENTALS

    Net Lease Rentals is Contracted Lease Rentals plus the Movement in Current Arrears Balance less Net Stress-related Costs. In the Eight Month Period, Net Lease Rentals amounted to $163.2 million, $9.8 million greater than assumed in the 2000 Base Case. The variance was primarily attributable to the increase in Other Leasing Income, which is discussed above in line item [10].

[14]  INTEREST EARNED

    Interest Earned relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account in the Eight Month Period consisted of the cash liquidity reserve amount of $30.0 million, lessee Security Deposits of $19.2 million, plus the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next three months. The average interest rate for the Eight Month Period was 6.35%, versus the interest rate of 5.77% assumed in the 2000 Base Case. In the Eight Month Period, Interest Earned amounted to $2.8 million, $1.1 million more than assumed in the 2000 Base Case. The difference was due primarily to a higher interest rate and interest earned on Other Leasing Income received during the Eight Month Period.

[15]  NET MAINTENANCE

    Net Maintenance refers to maintenance receipts less any maintenance reimbursements paid to lessees. In the Eight Month Period, actual maintenance receipts amounted to $19.3 million while maintenance expenditure amounted to $19.8 million, generating negative Net Maintenance of $0.5 million.

    The 2000 Base Case makes no assumptions for Net Maintenance as it assumes that, over time, maintenance receipts will equal maintenance expenditure. However, it is unlikely that in any particular Note Payment Period, maintenance receipts will exactly equal maintenance expenditure.

CASH EXPENSES

    "Total Cash Expenses" includes Aircraft Operating Expenses and SG&A Expenses. In the Eight Month Period, Total Cash Expenses were $8.3 million, $0.2 million greater than assumed in the 2000 Base Case, which assumes these costs to be 5.0% of the 2000 Base Case Lease Rentals.

                                                      ACTUAL    BASE CASE   VARIANCE
CASH EXPENSES                                          $ MM       $ MM        $ MM
-------------                                        --------   ---------   --------
Aircraft Operating Expenses........................    (0.8)      (1.3)        0.5
SG&A Expenses......................................    (7.5)      (6.8)       (0.7)
                                                       ----       ----        ----
TOTAL CASH EXPENSES................................    (8.3)      (8.1)       (0.2)
                                                       ====       ====        ====

    AIRCRAFT OPERATING EXPENSES includes all operational costs related to the leasing of an aircraft including costs of insurance, re-leasing and other overhead costs. In the Eight Month Period, Aircraft Operating Expenses amounted to $0.8 million, $0.5 million less than the 2000 Base Case, which assumes these costs to be 0.8% of the 2000 Base Case Lease Rentals. The variance is discussed below in line items [17] to [18].

[17]  INSURANCE

    Insurance costs of $0.6 million were incurred in the Eight Month Period and related to the payment of the premium in respect of the aircraft contingent insurance program.

[18]  RE-LEASING AND OTHER OVERHEAD COSTS

    Re-leasing and other overhead costs consists of miscellaneous re-delivery and leasing costs associated with re-leasing events. In the Eight Month Period these costs amounted to $0.2 million.

    SG&A EXPENSES relates to fees paid to the Aircraft Servicer and to other service providers. In the Eight Month Period, SG&A Expenses were $7.5 million, $0.7 million greater than assumed in the 2000 Base Case. The variance is described below in line items [20] and [21].

[20]  AIRCRAFT SERVICER FEES

    Aircraft Servicer Fees is defined as amounts paid to the Aircraft Servicer, ILFC, in accordance with the terms of the Servicing Agreement. In the Eight Month Period, the total Aircraft Servicer Fees paid was $5.5 million, slightly lower than the 2000 Base Case assumptions. Aircraft Servicer Fees consist of:

                                                                $ MM
                                                              --------
Base Fee....................................................    2.0
Rent Collected Fee..........................................    1.9
Rent Contracted Fee.........................................    1.6
Incentive Fee 1999/2000*....................................    0.0
                                                                ---
TOTAL SERVICER FEE..........................................    5.5
                                                                ===

------------------------

* FOR FINANCIAL YEAR ENDED NOVEMBER 30, 2000

    The Base Fee is a fixed amount per month per aircraft and changes only as aircraft are acquired or sold. The Rent Contracted Fee is equal to 1% of all rentals contracted in the current calendar month. The Rent Collected Fee is equal to approximately 1.25% of all rentals received during the previous calendar month. The Incentive Fee applies to the Initial Portfolio only and is set at 10% of all cash flow received above a targeted annual amount set in the Operating Budget at the beginning of each financial year. No Incentive Fee was payable to ILFC in the Eight Month Period for the financial year ended November 2000.

[21]  OTHER SERVICER FEES

    Other Servicer Fees relates to fees and expenses paid to other service providers including the Administrative Agent, Financial Advisor, legal advisors, accountants and Independent Trustees. In the Eight Month Period, Other Servicer Fees amounted to $2.0 million as compared to an assumed expense of $1.2 million in the 2000 Base Case, a negative variance of $0.8 million.

NET CASH COLLECTIONS

    "Net Cash Collections" equals Total Cash Collections less Total Cash Expenses, Drawings from and Transfers to Expense Account, Interest Payments, Swap Payments and Exceptional Items.

                                                               ACTUAL    BASE CASE   VARIANCE
NET CASH COLLECTIONS                                            $ MM       $ MM        $ MM
--------------------                                          --------   ---------   --------
Total Cash Collections......................................   165.5       155.1       10.4
Total Cash Expenses.........................................    (8.3)       (8.1)      (0.2)
Drawings from Expense Account...............................    22.5          --       22.5
Transfers to Expense Account................................   (27.7)         --      (27.7)
Interest Payments...........................................   (88.1)      (82.8)      (5.3)
Swap Payments...............................................    (2.0)       (6.8)       4.8
Exceptional Items...........................................      --          --         --
                                                               -----       -----      -----
NET CASH COLLECTIONS........................................    61.9        57.4        4.5
                                                               =====       =====      =====

[23]  TOTAL CASH COLLECTIONS

    As discussed in line items [2] to [15], MSAF Group generated approximately $165.5 million in Total Cash Collections, $10.4 million more than assumed in the 2000 Base Case.

[24]  TOTAL CASH EXPENSES

    As discussed in line items [17] to [21], MSAF Group incurred approximately $8.3 million in Total Cash Expenses, $0.2 million higher than assumed in the 2000 Base Case.

[25]  DRAWINGS FROM EXPENSE ACCOUNT

    The Expense Account contains cash set aside each month from current cash collections to pay for expenses which are expected to be payable over the next three months. The Administrative Agent determines the level of cash set aside each month. In the Eight Month Period, $22.5 million was drawn from the Expense account to pay expenses incurred and which were payable during the period. The 2000 Base Case makes no assumption as to the level of these Drawings.

[26]  TRANSFERS TO EXPENSE ACCOUNT

    Transfers to the Expense Account represents the level of cash set aside each month to pay for expenses which are expected to be payable over the next three months. During the Eight Month Period, $27.7 million was transferred to the Expense Account. As at November 15, 2000, the closing balance on the Expense Account was $11.0 million, which will be used to fund future cash expenses, primarily maintenance costs.

[27]  INTEREST PAYMENTS AND [28] SWAP PAYMENTS

    In the Eight Month Period, Interest Payments to Noteholders amounted to $88.1 million. This is $5.3 million higher than the 2000 Base Case, which assumes Interest Payments for the Eight Month Period to be $82.8 million. The higher Interest Payments are due to a higher than assumed average LIBOR. The average LIBOR for the Eight Month Period was 6.47% versus an assumed LIBOR of 5.97%.

    The higher Interest Payments were partially offset by a reduction in the amount of Swap Payments. MSAF paid $2.0 million in Swap Payments, $4.8 million less than assumed in the 2000 Base Case.

[29]  EXCEPTIONAL ITEMS

    Exceptional Items refers to cash flows that occur infrequently and are outside the normal business activities of MSAF Group. There were no exceptional cash flows in the Eight Month Period.

[31]  PRINCIPAL PAYMENTS

    In the Eight Month Period, total Principal Payments to Noteholders amounted to $61.9 million, $4.5 million greater than assumed in the 2000 Base Case, reflecting the higher Net Cash Collections available during this period, offset by the increased cash balance held in the Expense Account to fund future cash expenses.

III  OTHER FINANCIAL DATA

    Details of interest and debt coverage ratios and Loan-to-Value ratios (LTV's) as of November 15, 2000 are shown in Appendix D.

CASH

    Cash held at November 15, 2000 was $60.2 million. This included
$30.0 million representing the cash portion of the Liquidity Reserve Amount at that time. This is a source of liquidity for, among other things, maintenance obligations, operating expenses and contingent liabilities. The balance consisted of $19.2 million in lessee security deposits and $11.0 million in accrued expenses held in the Expense Account in respect of future cash expenses.

    In addition to the $60.2 million cash balance held at November 15, 2000, the Liquidity Reserve Amount also contained credit and liquidity facilities provided by MSDW and ILFC aggregating to $70.0 million. Neither of these facilities was drawn upon in the Eight Month Period.

AIRCRAFT VALUES

    Under the terms of the Indenture, MSAF Group is required to obtain new appraisals of the Base Value of each aircraft from a minimum of three independent appraisers each year. The annual appraisal must be delivered to the Indenture Trustee no later than October 31 of each year. The aircraft appraisals delivered to the Indenture Trustee on October 31, 2000 are shown in Appendix A.

A-D NOTE BALANCE

    As of November 15, 2000, the aggregate amount of Class A-D Notes outstanding was $1,772.4 million. This is $4.5 million less than the 2000 Base Case, which assumes the aggregate amount of Class A-D Notes outstanding to be $1,776.9 million.

IV RECENT DEVELOPMENTS

    The following discussion refers to information pertaining to the portfolio of 61 aircraft plus an engine which were owned by MSAF Group as of February 1, 2001.

RE-MARKETING TASK FOR COMBINED PORTFOLIO

    As of February 1, 2001, two aircraft from a portfolio of 61 aircraft plus an engine were off-lease. The Servicer is currently marketing the two aircraft, an A320-300 and a B737-300.

SUMMARY


                                                              NO. OF AIRCRAFT
                                                              ---------------
No. of Aircraft Assets subject to Lease Agreements..........         60
No. of Aircraft Assets off-lease............................          2
                                                                     --
Total No. of Aircraft Assets................................         62
                                                                     --

No. of Leases scheduled to expire before December 31,
  2001......................................................          6
No. of Leases scheduled to expire in the year to December
  31, 2002..................................................         10
                                                                     --
EQUALS Total Near-term re-marketing task....................         16
                                                                     --
Of which LOI signed.........................................          2
                                                                     --


    Under one of the leases, the lessee had not yet taken delivery of the aircraft. The aircraft, an A320-200, was due to be delivered to the lessee in late February 2001. Sixteen leases are scheduled to expire before December 31, 2002, of which two are subject to a non-binding letter of intent. The other leases are not yet subject to non-binding letters of intent, but the Servicer is currently negotiating lease extensions with three of the current lessees.

RE-MARKETING TASK: BY NUMBER OF AIRCRAFT

YEAR ENDING                                            2001       2002       2003       2004       2005      >2006      TOTAL
-----------                                          --------   --------   --------   --------   --------   --------   --------
A300...............................................                                       1                     1          2
A310...............................................                            2                     1                     3
A320...............................................    2(-)*                   2        1(+)                    1          6
A321...............................................                 1          1                                           2
A330...............................................                 1                                                      1
A340...............................................                            1                                           1
B737...............................................    5(-)        3*          5          4          2          1         20
B747...............................................                 1          1                                           2
B757...............................................                 2                                4          2          8
B767...............................................                 1          2          1          1          1          6
F50................................................                            2                                           2
F70................................................                            1          2                                3
MD82...............................................                                       1                                1
MD83...............................................      1                     1                     1          1          4
Engine.............................................                 1                                                      1
                                                       ---         --         --         --         --         --         --
TOTAL..............................................      8         10         18         10          9          7         62
                                                       ===         ==         ==         ==         ==         ==         ==

------------------------

* INCLUDES AIRCRAFT CURRENTLY SUBJECT TO A NON-BINDING LETTER OF INTENT.

 (-) INCLUDES AIRCRAFT CURRENTLY OFF-LEASE.

 (+) INCLUDES AIRCRAFT THAT HAS NOT YET BEEN DELIVERED TO LESSEE.

RE-MARKETING TASK: BY APPRAISED VALUE*

YEAR ENDING                                     2001       2002       2003       2004       2005      >2006      TOTAL
-----------                                   --------   --------   --------   --------   --------   --------   --------
A300........................................                                     2.45%                 2.27%      4.72%
A310........................................                          2.38%                 1.42%                 3.80%
A320........................................    3.30%                 3.07%      1.53%                 1.47%      9.37%
A321........................................               2.02%      2.04%                                       4.06%
A330........................................               4.05%                                                  4.05%
A340........................................                          4.77%                                       4.77%
B737........................................    5.50%      3.57%      6.52%      4.80%      1.58%      1.44%     23.41%
B747........................................               4.72%      2.24%                                       6.96%
B757........................................               3.50%                            7.30%      4.14%     14.94%
B767........................................               2.96%      3.93%      2.98%      3.27%      3.32%     16.46%
F50.........................................                          0.60%                                       0.60%
F70.........................................                          0.62%      1.32%                            1.94%
MD82........................................                                     0.94%                            0.94%
MD83........................................    0.87%                 0.92%                 0.91%      0.97%      3.67%
Engine......................................               0.31%                                                  0.31%
                                                ----      -----      -----      -----      -----      -----      -----
TOTAL.......................................    9.67%     21.13%     27.09%     14.02%     14.48%     13.61%       100%
                                                ====      =====      =====      =====      =====      =====      =====

------------------------

* APPRAISED VALUE AS OF SEPTEMBER 30, 2000

    As of February 1, 2001, 55 leases, representing 86.39% of the portfolio by appraised value as of September 30, 2000, were scheduled to expire before December 31, 2005. As of February 1, 2001, the average remaining term to lease expiry date, weighted by appraised value as of September 30, 2000 was

36 months. This would extend to 38 months if the two aircraft currently subject to non-binding letters of intent were progressed to signed leases.

AIRCRAFT ON GROUND (AOG)

    As of February 1, 2001, there were two aircraft on the ground:

AOG ANALYSIS FEBRUARY 1, 2001

AIRCRAFT TYPE           OLD LESSEE    STATUS     EXPECTED DELIVERY DATE
-------------           ----------   ---------   ----------------------
 A320-200.....          TransAer     Available   n/a
 B737-300.....          VASP         Available   n/a

    The lease in respect of the A320-200 aircraft with TransAer was terminated in October 2000. TransAer had been operating this aircraft on wet lease to Libyan Arab Airlines, which continues to detain the aircraft. MSAF believes that Libyan Arab Airlines has no right to keep possession of the aircraft. The Servicer has submitted an insurance claim for the loss of the aircraft, which is currently pending. The Servicer also continues to explore recovery options consistent with compliance with United States law. MSAF may incur significant costs and time in resolving this matter. This aircraft represents 1.7% of the portfolio by appraised value as of September 30, 2000

    The B737-300 aircraft was repossessed from VASP in May 2000. The aircraft cannot be released until it has been deregistered from the Brazilian registry. As a result of VASP's non-cooperation in completing deregistration, a court order is necessary to complete the process. This aircraft represents approximately 1.0% of the portfolio by appraised value as of September 30, 2000.

LESSEE DIFFICULTIES

    As of February 1, 2001, seven lessees were in arrears. The ten aircraft on lease to these lessees represented 13.7% of the portfolio by appraised value as of September 30, 2000. The total Current Arrears amount with respect to these seven lessees was $6.4 million, of which $4.7 million related to rental payments and $1.7 million related to maintenance reserves. MSAF Group held security deposits of $4.8 million against these arrears. The Current Arrears amount represented 2.0% of annual lease rental payments. The weighted average number of days past due of such arrears was 61 days.

    The categorization of countries into the geographical regions of Developed Markets, Emerging Markets and Other is determined using Morgan Stanley Capital International, Inc. ("MSCI") designations. A regional analysis of Current Arrears as of February 1, 2001 is shown below.

                                                      %                                         CURRENT    SECURITY
                                                  APPRAISED    NO. OF      NO. OF     NO. OF    ARREARS    DEPOSIT
             REGION                                 VALUE     COUNTRIES   AIRCRAFT   LESSEES      $ MM       $ MM
             ------                               ---------   ---------   --------   --------   --------   --------
Developed    Europe.............................     0.3%         1           1         1         0.1        0.1
             North America......................     6.8%         1           5         2         2.4        2.6
             Pacific............................      --          0           0         0         0.0        0.0
Emerging     Europe and Middle East.............     4.4%         3           3         3         2.9        1.6
             Asia...............................      --          0           0         0         0.0        0.0
             Latin America......................      --          0           0         0         0.0        0.0
Other        Other..............................     2.2%         1           1         1         1.0        0.5
                                                    ----          --         --         --        ---        ---
             TOTAL ARREARS......................    13.7%         6          10         7         6.4        4.8
                                                    ====          ==         ==         ==        ===        ===

EUROPE (DEVELOPED)

    MSAF Group currently leases 23.1% of the portfolio by appraised value as of September 30, 2000 in the Europe (Developed) region. One of the seven lessees currently in arrears is based in this region.

    As of February 1, 2001, KLM, a lessee based in the Netherlands, owed rental arrears of $0.1 million in respect of an engine against which MSAF Group held a security deposit of $0.1 million. This asset, a GE Engine, represents 0.3% of the portfolio by appraised value as of September 30, 2000.

NORTH AMERICA (DEVELOPED)

    MSAF Group currently leases 15.4% of the portfolio by appraised value as of September 30, 2000 in the North America (Developed) region. Two of the seven lessees currently in arrears are based in the North America region.

    As of February 1, 2001, TWA, a lessee based in the U.S.A., owed rental arrears of $1.3 million in respect of 4 aircraft against which MSAF Group held security deposits of $2.0 million. On January 10, 2001, TWA announced that it and certain of its subsidiaries had voluntarily filed petitions in the U.S. District Court in Wilmington, Delaware for relief under Chapter 11 of the U.S. Bankruptcy Code. TWA also announced that it had reached agreement with American Airlines, Inc. ("American"), in which American would acquire substantially all the assets of TWA. MSAF Group currently has 4 aircraft on lease to TWA, or approximately 5.1% of the fleet by appraised value as of September 30, 2000. The four aircraft are: one Boeing 757-200ER, two MD-83s and one MD-82. MSAF Group is not yet aware as to whether TWA intends to affirm or reject some or all of these leases in its bankruptcy proceeding or how the agreement between American and TWA may impact these leases.

    As of February 1, 2001, National Airlines, a lessee based in the U.S.A., owed rental arrears of $1.0 million against which MSAF Group held a security deposit of $0.6 million. MSAF Group currently leases one B757-200 to National Airlines, which represents 1.6% of the portfolio by appraised value as of September 30, 2000. On December 6, 2000, National Airlines announced that it had voluntarily filed petitions in the U.S. District Court in Wilmington, Delaware for relief under Chapter 11 of the U.S. Bankruptcy Code. It is not yet clear whether National Airlines will raise the necessary financing to continue operations.

PACIFIC (DEVELOPED)

    MSAF Group currently leases 13.1% of the portfolio by appraised value as of September 30, 2000 in the Pacific (Developed) region. As of February 1, 2001, none of these lessees were in arrears.

EUROPE AND MIDDLE EAST (EMERGING)

    MSAF Group currently leases 7.7% of the portfolio by appraised value as of September 30, 2000 in the Europe and Middle East (Emerging) region. Three of the seven lessees in arrears are based in this region.

    As of February 1, 2001, Air Alfa, a lessee based in Turkey, owed total arrears of $2.3 million, of which $1.7 million related to rental payments and $0.6 million related to maintenance reserves. MSAF Group held a security deposit of $0.7 million against these arrears. The lessee is unable to cure its payment defaults and as a result the Servicer has commenced repossession proceedings. This aircraft, an A321-100, represents 2.0% of the portfolio by appraised value as of September 30, 2000.

    As of February 1, 2001, Travel Service, a lessee based in the Czech Republic, owed maintenance arrears of $0.2 million, against which MSAF Group held a security deposit of $0.5 million. This aircraft, a B737-400, represents 1.1% of the portfolio by appraised value as of September 30, 2000.

    As of February 1, 2001, Olympic Airways, a lessee based in the Greece, owed total arrears of $0.4 million, of which $0.3 million related to rental payments and $0.1 million related to maintenance reserves. MSAF Group held a security deposit of $0.5 million against these arrears. This aircraft, a B737-400, represents 1.3% of the portfolio by appraised value as of September 30, 2000.

ASIA (EMERGING)

    MSAF Group currently leases 15.9% of the portfolio by appraised value as of September 30, 2000 in the Asia (Emerging) region. As of February 1, 2001, none of the lessees in this region were in arrears.

LATIN AMERICA (EMERGING)

    MSAF Group currently leases 5.0% of the portfolio in Latin America (all in Mexico) by appraised value as of September 30, 2000. None of the lessees currently in arrears are based in Latin America. However, arrears that were categorized as Bad Debts during the Eight Month Period related to two aircraft that were leased in Latin America. See "Bad Debts" below and Section II
(b)--"Comparison of Actual Cash Flows versus the 2000 Base Case for the Eight Month Period from April 2000 to November 2000", line items [6] and [7] for a discussion of these Bad Debts.

OTHER

    MSAF Group currently leases 17.2% of the portfolio by appraised value as of September 30, 2000 in the Other region. One of the seven lessees currently in arrears is based in this region.

    As of February 1, 2001, Air Atlanta Icelandic, a lessee based in Iceland, owed total arrears of $1.0 million, of which $0.5 million related to rental payment and $0.5 million related to maintenance reserves. MSAF Group held a security deposit of $0.5 million against these arrears. The aircraft, a B747-300, represents 2.2% of the portfolio by appraised value as of September 30, 2000.

BAD DEBTS

    With the exception of the Current Arrears of $6.4 million that was discussed under Lessee Difficulties above, as of February 1, 2001 there were no other arrears amounts due to be paid to the MSAF Group.

    During the Eight Month Period, rental arrears associated with two lessees, both based on Brazil, were deemed irrecoverable and classified as Bad Debts.

    One of the lessees, B.R.A., defaulted on its obligations under its lease of an A310-300 and the aircraft was repossessed in May 2000. The lease was scheduled to expire in July 2007. Rental arrears, associated with the lessee, at the time of repossession amounted to $1.3 million and were re-classified from Current Arrears to Bad Debts during the Eight Month Period. There was no security deposit held by MSAF Group to offset against the arrears balance.

    The second lessee, VASP, defaulted on its obligations under its lease of a B737-300 and the aircraft was repossessed in May 2000, following legal proceedings against VASP. The lease was scheduled to expire in March 2003. Rental arrears, associated with the lessee, at the time of repossession amounted to $0.5 million and were re-classified from Current Arrears to Bad Debts during the Eight Month Period. A security deposit of $0.7 million, held by MSAF Group, was drawn down against this lessee, covering the arrears and a portion of the expenditure incurred in returning the aircraft to a deliverable condition.

RESTRUCTURED ARREARS

    A former Brazilian lessee, VARIG, negotiated an early termination of its lease of a B747-300 aircraft in July 1999. The total amount of rental payments and maintenance reserves due under this lease, at the date of the termination agreement, was $4.8 million against which MSAF Group drew down a security deposit of $1.1 million. Under the terms of the termination agreement, VARIG is scheduled to repay $10.8 million over eight years to offset arrears of $4.8 million and approximately $6.0 million for maintenance and downtime costs. Provided no default has occurred by October 2005 under this note payable, the total remaining payments will be reduced by approximately $1.1 million on a pro-rata basis between October 2005 and October 2007, the scheduled final payment date under the note. As of February 1, 2001, VARIG had made all payments due under the note payable. This aircraft represents approximately 2.2% of the portfolio by appraised value as of September 30, 2000.

    In January 2000, TransAer, a lessee based in Ireland, restructured rental and maintenance arrears for two A320-200 aircraft into a note payable of $1.4 million. The terms of the restructuring agreement were that amounts totaling $1.4 million would be repaid during June, July and August 2000. None of these restructured arrears were paid. In October 2000, TransAer filed for bankruptcy, with total arrears outstanding of $1.6 million at that date. MSAF Group drew down security deposits of $1.0 million against these arrears. These aircraft, both A320-200s, represent 3.2% of the portfolio by appraised value as of September 30, 2000.

AIRWORTHINESS DIRECTIVE

    The FAA issued an Airworthiness Directive (AD) in each of July and August 2000 requiring special detailed inspections to detect cracking of the main deck cargo door frames of Pemco-converted Boeing 737-200 and 737-300 freighters. The FAA is now considering a further AD to supersede the first two ADs, the result of which may be a requirement to replace the main deck cargo door frames. There are two aircraft in the portfolio, which may be subject to the findings of the FAA, together representing 2.0% of the portfolio by appraised value as of September 30, 2000. Under the lease of the first aircraft, all costs of compliance with ADs are the obligation of the lessee. Under the lease of the second aircraft, all costs of compliance of this potential AD are to be shared by lessor and lessee. The lessee of the second aircraft has completed all required changes in respect of this AD. The cost of the work was less than $50,000.

    On September 14, 2000, the United States Federal Aviation Administration
(FAA) announced a proposal for the long-term redesign of the Boeing 737 rudder system and several short-term initiatives designed to enhance rudder safety on all Boeing 737 models. The redesign would increase the overall safety of the B737 by simplifying the rudder system and eliminating a range of both previously known and recently discovered failure possibilities. It may be some time before the FAA issues a formal AD. There are currently twenty B737s in the portfolio, together representing 23.4% of the portfolio by appraised value as of September 30, 2000. One of the twenty B737 aircraft is currently off-lease, but under the remaining nineteen leases all costs of compliance with ADs are the obligation of the lessees.

                                                                    V APPENDICES

    See attached sheets for details

                                                                      APPENDIX A

                               PORTFOLIO ANALYSIS
                             AS OF FEBRUARY 1, 2001

                                                                                         ENGINE         SERIAL       DATE OF
     REGION(1)                COUNTRY               LESSEE               TYPE        CONFIGURATION      NUMBER    MANUFACTURER
     ---------             --------------   ----------------------   ------------   ----------------   --------   -------------
  1  Europe                France           Air Liberte              MD-83          PW JT8D-219         49822       Dec-88
  2  (Developed)           France           l'Aeropostale            B737-300QC     CFM 56-3C1          23788       May-87
  3                        Ireland          Aer Lingus               A330-300       CF6-80E1             54         Apr-94
  4                        Netherlands      KLM                      Engine         CF6-80C2-B6F       704279       Jul-95
  5                        Netherlands      KLM Cityhopper           F50            PW100-125B          20232       Oct-91
  6                        Netherlands      KLM Cityhopper           F50            PW100-125B          20233       Oct-91
  7                        Netherlands      Transavia                B737-300       CFM 56-3C1          27635       May-95
  8                        Norway           Braathens                B737-500       CFM 56-3B1          25165       Apr-93
  9                        Norway           Braathens                B737-500       CFM 56-3C1          26304       Sep-94
 10                        Spain            Air Europa               B737-400       CFM 56-3C1          24707       Jun-91
 11                        UK               Air 2000                 B757-200ER     RB211-535-E4        23767       Apr-87
 12                        UK               Air 2000                 B767-300ER     CF6-80C2-B6F        26256       Apr-93
 13                        UK               Britannia Airways        B757-200ER     RB211-535-E4-37     26266       Jan-93
 14                        UK               JMC Airlines             A320-200       V2500-A1             393        Feb-93
 15                        UK               JMC Airlines             B757-200ER     RB211-535-E4-37     24367       Feb-89
 16                        UK               Monarch Airlines         A320-200       CFM 56-5A3           446        Oct-93
     --subtotal

 17  North America         Canada           Air Canada               A320-200       CFM 56-5A3           279        Feb-92
 18  (Developed)           Canada           Canada 3000              A320-200       CFM 56-5A3           397        Mar-93
 19                        U.S.A.           Alaska Airlines          B737-400       CFM 56-3C1          25104       May-93
 20                        U.S.A.           Alaska Airlines          B737-400       CFM 56-3C1          25105       Jul-93
 21                        U.S.A.           Continental Airlines     B737-300       CFM 56-3B1          26309       Dec-94
 22                        U.S.A.           National Airlines        B757-200ER     RB211-535-E4        24260       Dec-88
 23                        U.S.A.           Southwest Airlines       B737-300       CFM 56-3B1          23255       Jun-85
 24                        U.S.A.           Southwest Airlines       B737-300       CFM 56-3B2          23256       Jul-85
 25                        U.S.A.           TWA                      B757-200ER     PW 2037             28160       Jul-96
 26                        U.S.A.           TWA                      MD-83          PW JT8D-219         49657       Apr-88
 27                        U.S.A.           TWA                      MD-83          PW JT8D-219         49824       Mar-89
 28                        U.S.A.           TWA                      MD-82          PW JT8D-217C        49825       Mar-89
     --subtotal

 29  Pacific               Australia        Ansett                   B767-200       CF6-80A             23807       Aug-87
 30  (Developed)           Hong Kong        Cathay Pacific           B747-400       RB211-525-H2-19     24955       Sep-91
 31                        New Zealand      Air New Zealand          B767-300ER     CF6-80C2-B6         24875       Jun-91
 32                        Singapore        Region Air               A310-300       PW JT9D-7R4E1        409        Nov-85
 33                        Singapore        Region Air               A310-300       PW JT9D-7R4E1        410        Nov-85
 34                        Singapore        Region Air               A310-300       PW JT9D-7R4E1        437        Nov-86
     --subtotal

 35  Europe and            Czech Republic   Travel Service           B737-400       CFM 56-3B2          24234       Oct-88
 36  Middle East           Greece           Olympic Airways          B737-400       CFM 56-3C1          25371       Jan-92
 37  (Emerging)            Hungary          Malev                    F-70           TAY MK620-15        11564       Dec-95
 38                        Hungary          Malev                    F-70           TAY MK620-15        11565       Feb-96
 39                        Hungary          Malev                    F-70           TAY MK620-15        11569       Mar-96
 40                        Turkey           Air Alfa                 A321-100       V2530-A5             597        May-96
 41                        Turkey           Pegasus                  B737-400       CFM 56-3C1          26279       Feb-92
     --subtotal

       APPRAISED
      VALUE AS OF
     SEPT. 30, 2000     % OF
        ($'000)        FLEET     REGIONAL
     --------------   --------   --------
  1       16,707        0.9%
  2       19,530        1.0%
  3       77,318        4.0%
  4        5,893        0.3%
  5        5,715        0.3%
  6        5,711        0.3%
  7       27,504        1.4%
  8       18,849        1.0%
  9       20,464        1.1%
 10       23,263        1.2%
 11       27,392        1.4%
 12       62,500        3.3%
 13       39,490        2.1%
 14       29,170        1.5%
 15       30,714        1.6%
 16       31,200        1.6%
                                  23.1%
 17       28,074        1.5%
 18       29,538        1.5%
 19       26,271        1.4%
 20       26,144        1.4%
 21       25,569        1.3%
 22       30,979        1.6%
 23       14,753        0.8%
 24       15,374        0.8%
 25       43,991        2.3%
 26       17,297        0.9%
 27       18,495        1.0%
 28       17,969        0.9%
                                  15.4%
 29       31,208        1.6%
 30       90,278        4.7%
 31       56,575        3.0%
 32       22,134        1.2%
 33       23,356        1.2%
 34       27,170        1.4%
                                  13.1%
 35       20,429        1.1%
 36       24,455        1.3%
 37       11,882        0.6%
 38       12,651        0.7%
 39       12,655        0.7%
 40       39,062        2.0%
 41       25,816        1.4%
                                   7.7%


                                                                                         ENGINE         SERIAL       DATE OF
     REGION(1)                COUNTRY               LESSEE               TYPE        CONFIGURATION      NUMBER    MANUFACTURER
     ---------             --------------   ----------------------   ------------   ----------------   --------   -------------
 42  Asia                  China            China Hainan             B737-300       CFM 56-3C1          26295       Dec-93
 43  (Emerging)            South Korea      Asiana Airlines          B767-300ER     CF6-80C2-B6F        24798       Oct-90
 44                        South Korea      Asiana Airlines          B767-300ER     CF6-80C2-B6F        25132       Feb-92
 45                        South Korea      Asiana Airlines          B737-400       CFM 56-3C1          26291       Aug-93
 46                        South Korea      Asiana Airlines          B737-400       CFM 56-3C1          26308       Oct-94
 47                        Taiwan           China Airlines           A300-600R      PW 4158              555        Mar-90
 48                        Taiwan           China Airlines           A300-600R      PW 4158              625        Mar-92
 49                        Taiwan           F.E.A.T.                 B757-200ER     PW 2037             25044       May-91
     --subtotal

 50  Latin America         Mexico           AeroMexico               B757-200ER     PW 2037             26272       Mar-94
 51  (Emerging)            Mexico           AeroMexico               MD-83          PW JT8D-219         53050       May-90
 52                        Mexico           Mexicana                 B757-200ER     PW 2040             24965       Mar-92
     --subtotal

 53  Other                 Cyprus(2)        Cyprus Airways           A320-200       V2500-A1             414        May-93
 54                        Fiji             Air Pacific              B767-300ER     CF6-80C2-B6         26260       Sep-94
 55                        Iceland          Air Atlanta Icelandic    B747-300B      CF6-80C2            24106       Apr-88
 56                        Iceland          Icelandair               B737-300F      CFM 56-3B2          23811       Oct-87
 57                        Lithuania        Lithuanian Airlines      B737-300       CFM 56-3B2          24449       Apr-90
 58                        Macau            Air Macau                A321-100       V2530-A5             557        Dec-95
 59                        Malta            Air Malta                B737-300       CFM 56-3B2          25161       Feb-92
 60                        Mauritius        Air Mauritius            A340-300       CFM 56-5C3G          94         Mar-95
     --subtotal

 61  Available for lease   AOG              AOG                      A320-200       V2500-A1             428        May-94
 62                        AOG              AOG                      B737-300       CFM 56-3B2          24299       Nov-88
     --subtotal
                                                                                                                   Total.....

       APPRAISED
      VALUE AS OF
     SEPT. 30, 2000     % OF
        ($'000)        FLEET     REGIONAL
     --------------   --------   --------
 42       24,340        1.3%
 43       43,822        2.3%
 44       56,994        3.0%
 45       26,273        1.4%
 46       26,402        1.4%
 47       43,331        2.3%
 48       46,916        2.5%
 49       35,192        1.8%
                                  15.9%
 50       39,585        2.1%
 51       17,633        0.9%
 52       38,212        2.0%
                                   5.0%
 53       29,273        1.5%
 54       63,435        3.3%
 55       42,841        2.2%
 56       19,513        1.0%
 57       19,973        1.0%
 58       38,514        2.0%
 59       23,423        1.2%
 60       91,100        4.8%
                                  17.2%
 61       31,873        1.7%
 62       19,032        1.0%
                                   2.7%
       ---------       ----       ----
       1,911,224        100%       100%
       =========       ====       ====

------------------------------

(1) Regions are defined according to the Morgan Stanley Capital International designations

(2) Aircraft has not yet been delivered to Cyrpus Airways

      Number of aircraft on lease.................................      60
      Number of aircraft off-lease................................       2
                                                                     -----
      Total number of aircraft....................................      62
                                                                     =====
      Number of lessees...........................................      42
      Number of countries.........................................      27
      Total developed.............................................    51.6%
      Total emerging..............................................    28.5%
      Total other.................................................    17.2%
      Total AOG...................................................     2.7%
                                                                     -----
                                                                     100.0%
                                                                     =====

                                                                      APPENDIX B

                        COMPARISON OF ACTUAL CASH FLOWS
                           VERSUS THE 1998 BASE CASE
                        FOR DECEMBER 1999 TO MARCH 2000

                                                     AMOUNTS IN MILLIONS OF
                                                               USD                  % OF 1998 BASE CASE
                                                   ---------------------------  ---------------------------
                                                   ACTUAL  BASE CASE  VARIANCE  ACTUAL  BASE CASE  VARIANCE
                                                   ------  ---------  --------  ------  ---------  --------
                        CASH COLLECTIONS
 [1]                    Lease Rentals............   44.2      44.2        --    100.0%    100.0%       --
 [2]                    --Renegotiated Leases....   (0.9)       --      (0.9)    -2.0%       --      -2.0%
 [3]                    --Rental Resets..........   (0.1)       --      (0.1)    -0.2%       --      -0.2%
                                                   -----     -----     -----    -----     -----     -----
                        CONTRACTED LEASE
 [4]        [1]...[3]   RENTALS..................   43.2      44.2      (1.0)    97.8%    100.0%     -2.2%
                        Movement in Current
 [5]                    Arrears Balance..........   (0.2)       --      (0.2)    -0.5%       --      -0.5%
                        less Net Stress-related
                        Costs
 [6]                    --Bad Debts..............   (0.5)                        -1.1%
                        --Security Deposits Drawn
 [7]                    Down.....................    0.5                          1.1%
 [8]                    --Restructured Arrears...     --                           --
 [9]                    --AOG....................   (5.4)                       -12.2%
 [10]                   --Other Leasing Income...    1.1                          2.5%
 [11]                   --Repossession Costs.....   (0.1)                        -0.2%
                                                   -----     -----     -----    -----     -----     -----
 [12]      [6]...[11]   sub-total................   (4.4)     (2.0)     (2.4)    -9.9%     -4.5%     -5.4%
 [13]    [4]+[5]+[12]   NET LEASE RENTALS........   38.6      42.2      (3.6)    87.4%     95.5%     -8.1%
 [14]                   Interest Earned..........    0.7       0.5       0.2      1.6%      1.1%      0.5%
                        Maintenance Receipts.....    3.9        --       3.9      8.8%       --       8.8%
                        Maintenance Payments.....   (6.0)       --      (6.0)   -13.6%       --     -13.6%
                                                   -----     -----     -----    -----     -----     -----
 [15]                   Net Maintenance..........   (2.1)       --      (2.1)    -4.8%       --      -4.8%
 [16]     [13]...[15]   TOTAL CASH COLLECTIONS...   37.2      42.7      (5.5)    84.2%     96.6%    -12.4%

                        CASH EXPENSES
                        Aircraft Operating
                        Expenses
 [17]                   --Insurance..............     --                           --
                        --Re-leasing and other
 [18]                   overheads................   (0.1)                        -0.2%
                                                   -----     -----     -----    -----     -----     -----
 [19]       [17]+[18]   sub-total................   (0.1)     (1.5)      1.4     -0.2%     -3.5%      3.3%
                        SG&A Expenses
                        Aircraft Servicer Fees
                        --Base Fee...............   (0.6)                        -1.4%
                        --Rent Collected Fee.....   (0.4)                        -0.9%
                        --Rent Contracted Fee....   (0.4)                        -0.9%
                        --Incentive Fee..........     --                           --
                                                   -----     -----     -----    -----     -----     -----
 [20]                   sub-total................   (1.4)     (1.9)      0.5     -3.2%     -4.2%      1.0%
                        Other Servicer Fees
                        --Cabot..................   (0.5)     (0.6)      0.1     -1.1%     -1.4%      0.3%
                        --Other Service
                        Providers................   (0.2)     (0.5)      0.3     -0.5%     -1.1%      0.6%
                                                   -----     -----     -----    -----     -----     -----
 [21]                   sub-total................   (0.7)     (1.1)      0.4     -1.6%     -2.5%      0.9%
 [22]     [19]...[21]   TOTAL CASH EXPENSES......   (2.2)     (4.5)      2.3     -5.0%    -10.2%      5.2%

                        NET CASH COLLECTIONS
 [23]            [16]   Total Cash Collections...   37.2      42.7      (5.5)    84.2%     96.6%    -12.4%
 [24]            [22]   Total Cash Expenses......   (2.2)     (4.5)      2.3     -5.0%    -10.2%      5.2%
                        Drawings from Expense
 [25]                   Account..................    6.4        --       6.4     14.5%       --      14.5%
                        Transfers to Expense
 [26]                   Account..................   (8.6)       --      (8.6)   -19.5%       --     -19.5%
 [27]                   Interest Payments........  (20.6)    (20.4)     (0.2)   -46.6%    -46.2%     -0.4%
 [28]                   Swap Payments............   (0.9)     (1.3)      0.4     -2.0%     -2.9%      0.9%
 [29]                   Exceptional Items........     --        --        --       --        --        --
                                                   -----     -----     -----    -----     -----     -----
 [30]     [23]...[29]   TOTAL....................   11.3      16.5      (5.2)    25.6%     37.3%    -11.7%
                                                   =====     =====     =====    =====     =====     =====
 [31]                   PRINCIPAL PAYMENTS
                        subclass A1..............     --        --        --       --        --        --
                        subclass A2..............    9.9      15.1      (5.2)    22.5%     34.2%    -11.7%
                        subclass B1..............    1.3       1.3        --      2.9%      2.9%       --
                        subclass C1..............    0.1       0.1        --      0.2%      0.2%       --
                        subclass D1..............     --        --        --       --        --        --
                                                   -----     -----     -----    -----     -----     -----
                        TOTAL....................   11.3      16.5      (5.2)    25.6%     37.3%    -11.7%
                                                   =====     =====     =====    =====     =====     =====

                                                                      APPENDIX C

                        COMPARISON OF ACTUAL CASH FLOWS
                           VERSUS THE 2000 BASE CASE
                        FROM APRIL 2000 TO NOVEMBER 2000

                                                                     AMOUNTS IN
                                                                  MILLIONS OF USD             % OF 2000 BASE CASE
                                                            ----------------------------  ---------------------------
                                                            ACTUAL   BASE CASE  VARIANCE  ACTUAL  BASE CASE  VARIANCE
                                                            -------  ---------  --------  ------  ---------  --------
                                 CASH COLLECTIONS
[1]                              Lease Rentals                160.7     160.7       --    100.0%    100.0%       --
[2]                              --Renegotiated Leases           --        --       --       --        --        --
[3]                              --Rental Resets               (0.1)       --     (0.1)    -0.1%       --      -0.1%
                                                            -------   -------    -----    -----     -----     -----
[4]       SIGMA [1]....[3]       CONTRACTED LEASE RENTALS     160.6     160.7     (0.1)    99.9%    100.0%     -0.1%
[5]                              Movement in Current
                                 Arrears Balance               (0.7)       --     (0.7)    -0.4%       --      -0.4%
                                 less Net Stress-related
                                 Costs
[6]                              --Bad Debts                   (1.8)                       -1.1%
[7]                              --Security Deposits Drawn
                                 Down                           1.1                         0.7%
[8]                              --Restructured Arrears          --                          --
[9]                              --AOG                         (4.7)                       -2.9%
[10]                             --Other Leasing Income         9.1                         5.7%
[11]                             --Repossession Costs          (0.4)                       -0.3%
                                                            -------   -------    -----    -----     -----     -----
[12]      SIGMA [6]....[11]      sub-total                      3.3      (7.3)    10.6      2.1%     -4.5%      6.6%
[13]        [4]+[5]+[12]         NET LEASE RENTALS            163.2     153.4      9.8    101.6%     95.5%      6.1%
[14]                             Interest Earned                2.8       1.7      1.1      1.7%      1.1%      0.6%
                                 Maintenance Receipts          19.3        --     19.3     12.0%       --      12.0%
                                 Maintenance Payments         (19.8)       --    (19.8)   -12.3%       --     -12.3%
                                                            -------   -------    -----    -----     -----     -----
[15]                             Net Maintenance               (0.5)       --     (0.5)    -0.3%       --      -0.3%
[16]     SIGMA [13]....[15]      TOTAL CASH COLLECTIONS       165.5     155.1     10.4    103.0%     96.6%      6.4%

                                 CASH EXPENSES
                                 Aircraft Operating
                                 Expenses
[17]                             --Insurance                   (0.6)                       -0.3%
[18]                             --Re-leasing and other
                                 overheads                     (0.2)                       -0.2%
                                                            -------   -------    -----    -----     -----     -----
[19]          [17]+[18]          sub-total                     (0.8)     (1.3)     0.5     -0.5%     -0.8%      0.3%
                                 SG&A Expenses
                                 Aircraft Servicer Fees
                                 --Base Fee                    (2.0)     (2.0)      --     -1.2%     -1.2%       --
                                 --Rent Collected Fee          (1.9)     (2.0)     0.1     -1.1%     -1.2%      0.1%
                                 --Rent Contracted Fee         (1.6)     (1.6)      --     -1.0%     -1.0%       --
                                 --Incentive Fee                 --        --       --       --        --        --
                                                            -------   -------    -----    -----     -----     -----
[20]                             sub-total                     (5.5)     (5.6)     0.1     -3.3%     -3.4%      0.1%
                                 Other Servicer Fees
                                 --Cabot                       (0.7)     (0.7)      --     -0.5%     -0.5%       --
                                 --Other Service Providers     (1.3)     (0.5)    (0.8)    -0.8%     -0.3%     -0.5%
                                                            -------   -------    -----    -----     -----     -----
[21]                             sub-total                     (2.0)     (1.2)    (0.8)    -1.3%     -0.8%     -0.5%
[22]     SIGMA [19]....[21]      TOTAL CASH EXPENSES           (8.3)     (8.1)    (0.2)    -5.1%     -5.0%     -0.1%

                                 NET CASH COLLECTIONS
[23]            [16]             Total Cash Collections       165.5     155.1     10.4    103.0%     96.6%      6.4%
[24]            [22]             Total Cash Expenses           (8.3)     (8.1)    (0.2)    -5.1%     -5.0%     -0.1%
[25]                             Drawings from Expense
                                 Account                       22.5        --     22.5     13.9%       --      13.9%
[26]                             Transfers to Expense
                                 Account                      (27.7)       --    (27.7)   -17.2%       --     -17.2%
[27]                             Interest Payments            (88.1)    (82.8)    (5.3)   -54.8%    -51.6%     -3.2%

                                                                     AMOUNTS IN
                                                                  MILLIONS OF USD             % OF 2000 BASE CASE
                                                            ----------------------------  ---------------------------
                                                            ACTUAL   BASE CASE  VARIANCE  ACTUAL  BASE CASE  VARIANCE
                                                            -------  ---------  --------  ------  ---------  --------
[28]                             Swap Payments                 (2.0)     (6.8)     4.8     -1.3%     -4.3%      3.0%
[29]                             Exceptional Items               --        --       --       --        --        --
                                                            -------   -------    -----    -----     -----     -----
[30]     SIGMA [23]....[29]      TOTAL....................     61.9      57.4      4.5     38.5%     35.7%      2.8%
                                                            =======   =======    =====    =====     =====     =====
[31]                             PRINCIPAL PAYMENTS
                                 subclass A2..............     14.2      13.0      1.2      8.8%      8.1%      0.7%
                                 subclass A3..............       --        --       --       --        --        --
                                 subclass A4..............       --        --       --       --        --        --
                                 subclass A5..............     42.6      39.3      3.3     26.5%     24.4%      2.1%
                                 subclass B1..............      4.5       4.5       --      2.8%      2.8%       --
                                 subclass B2..............       --        --       --       --        --        --
                                 subclass C1..............      0.6       0.6       --      0.4%      0.4%       --
                                 subclass C2..............       --        --       --       --        --        --
                                 subclass D1..............       --        --       --       --        --        --
                                                            -------   -------    -----    -----     -----     -----
                                 TOTAL....................     61.9      57.4      4.5     38.5%     35.7%      2.8%
                                                            =======   =======    =====    =====     =====     =====
[33]                             DEBT BALANCES
                                 subclass A2..............    210.5     211.7      1.2
                                 subclass A3..............    580.0     580.0       --
                                 subclass A4..............    200.0     200.0       --
                                 subclass A5..............    357.4     360.7      3.3
                                 subclass B1..............     85.2      85.2       --
                                 subclass B2..............     75.0      75.0       --
                                 subclass C1..............     99.3      99.3       --
                                 subclass C2..............     55.0      55.0       --
                                 subclass D1..............    110.0     110.0       --
                                                            -------   -------    -----
                                 TOTAL....................  1,772.4   1,776.9      4.5
                                                            =======   =======    =====

                                                                      APPENDIX D

                                COVERAGE RATIOS
                            AS OF NOVEMBER 15, 2000

                                                                         ALL AMOUNTS IN MILLIONS OF USD UNLESS OTHERWISE STATED
                                                                         ------------------------------------------------------
                                                                           ACTUAL            2000 BASE CASE           VARIANCE
                                                                         ----------          ---------------          ---------
     SOURCE OF FUNDS
     Net Cash Collections..............................                       61.9                  57.4                  4.5
     ADD BACK INTEREST.................................                       88.1                  82.8                  5.3
     ADD BACK SWAP PAYMENTS............................                        2.0                   6.8                 (4.8)
                                                                           -------               -------                 ----
a                                                                            152.0                 147.0                  5.0
                                                                           -------               =======                 ====
     APPLICATION OF FUNDS
b    Swap Payments.....................................                        2.0                   6.8                 (4.8)
c    Class A Interest..................................                       65.5                  60.7                  4.8
d    Class A Minimum...................................                        5.8                   4.8                  1.0
e    Class B Interest..................................                        8.1                   7.6                  0.5
f    Class B Minimum...................................                        3.2                   3.2                   --
g    Class C Interest..................................                        8.1                   8.1                   --
h    Class C Minimum...................................                         --                    --                   --
i    Class D Interest..................................                        6.4                   6.4                   --
j    Class D Minimum...................................                         --                    --                   --
k    Class A Scheduled.................................                        0.8                   0.2                  0.6
l    Class B Scheduled.................................                        1.3                   1.3                   --
m    Class C Scheduled.................................                        0.6                   0.6                   --
n    Class D Scheduled.................................                         --                    --                   --
o    Permitted Aircraft Modifications..................                         --                    --                   --
p    Class A Supplemental..............................                       50.2                  47.3                  2.9
                                                                           -------               -------                 ----
                                                                             152.0                 147.0                  5.0
                                                                           -------               -------                 ----
[1]  INTEREST COVERAGE RATIO
     Class A...........................................                       2.25           2.18 = a / (b+c)
     Class B...........................................                       1.87           1.84 = a / (b+c+d+e)
     Class C...........................................                       1.64           1.61 = a / (b+c+d+e+f+g)
     Class D...........................................                       1.53           1.51 = a / (b+c+d+e+f+g+h+i)
[2]  DEBT COVERAGE RATIO
     Class A...........................................                       1.52           1.50 = a / (b+c+d+e+f+g+h+i+j+k)
     Class B...........................................                       1.50           1.48 = a / (b+c+d+e+f+g+h+i+j+k+l)
     Class C...........................................                       1.49           1.47 = a /
                                                                                             (b+c+d+e+f+g+h+i+j+k+l+m)
     Class D...........................................                       1.49           1.47 = a /
                                                                                             (b+c+d+e+f+g+h+i+j+k+l+m+n)


                                                           2000                              2000
                                                         BASE CASE         ACTUAL          BASE CASE
     LOAN-TO-VALUE RATIOS                                15-MAR-00        15-NOV-00        15-NOV-00
     --------------------                                ---------        ---------        ---------
[3]  ASSUMED PORTFOLIO VALUE...........................   2,049.1                           1,992.0

[4]  ADJUSTED PORTFOLIO VALUE..........................                    1,900.9

     Liquidity Reserve Amount
     --Cash............................................      30.0             30.0             30.0
     --Accrued Expenses................................       6.0             11.0             11.0
     --Security Deposits...............................       7.1             19.2             19.2
                                                          -------          -------          -------
     subtotal cash.....................................      43.1             60.2             60.2
     --Letters of Credit...............................      82.1             70.0             70.0
                                                          -------          -------          -------
     Total Liquidity Reserve...........................     125.2            130.2            130.2

[5]  TOTAL ASSET VALUE.................................   2,174.3          2,031.1          2,122.2

     NOTE BALANCE
     Class A...........................................   1,404.7   64.6%  1,347.9   63.5%  1,352.4   63.7%
     Class B...........................................     164.7   72.2%    160.2   71.1%    160.2   71.3%
     Class C...........................................     154.9   79.3%    154.3   78.3%    154.3   78.5%
     Class D...........................................     110.0   84.4%    110.0   83.5%    110.0   83.7%
                                                          -------          -------          -------
     Total.............................................   1,834.3          1,772.4          1,776.9


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

[4] ADJUSTED PORTFOLIO VALUE represents the Base Value of each aircraft in the Portfolio as determined by the most recent Appraisal multiplied by the Depreciation Factor at Calculation Date divided by the Depreciation Factor ar Closing Date. The lower of the Assumed Portfolio Value or 105% of the Adjusted Portfolio Value is used to calculate the principal repayment amounts to Noteholders.

[5] TOTAL ASSET VALUE is equal to Total Portfolio Value plus Liquidity Reserve
    Amount.

                                 EXHIBIT INDEX


       EXHIBIT                                                                        SEQUENTIALLY
       NUMBER                             DESCRIPTION OF DOCUMENT                     NUMBERED PAGE
       -------          ------------------------------------------------------------  -------------
          3.1           Certificate of Trust of MSAF*

          3.2           Fourth Amended and Restated Trust Agreement of MSAF dated as of March 15, 2000*

          4.1           Indenture dated as of March 3, 1998 by and among MSAF and
                        Bankers Trust Company, as Trustee with respect to the Notes*

          4.2           Indenture Supplement No. 1 dated as of March 15, 2000 among
                        MSAF and Bankers Trust Company**

          4.3           Form of Global Note (included in Exhibit 4.1)

          4.4 Registration Rights Agreement dated March 15, 2000 by and between MSAF and Morgan Stanley & Co. International
                        Limited**

         10.1           Amended and Restated Administrative Agency Agreement among
                        MSAF, MSA I, MSA II, MSA III, MSA IV, MSA V, MSA VII,
                        Redfly, Greenfly, SPC-5, the Security Trustee and the
                        Administrative Agent, dated as of March 15, 2000**

         10.2           Cash Management Agreement dated as of March 3, 1998 among
                        MSAF, Bankers Trust Company, as Security Trustee and as Cash
                        Manager and each subsidiary of MSAF*

         10.3           Accession Agreement to Cash Management Agreement among the
                        Cash Manager, the Security Trustee, MSA II, MSA III,
                        MSA IV, MSA V, MSA VI, MSA VII, and ILFC, dated as of
                        March 15, 2000**

         10.4 Financial Advisory Agreement dated as of March 3, 1998 between MSAF and Morgan Stanley & Co. Incorporated, as
                        Financial Adviser*

         10.5           Amended and Restated Custody and Loan Agreement dated as of
                        August 6, 1999 among MSAF, International Lease Finance
                        Corporation and each subsidiary of MSAF**

         10.6           Amended and Restated Loan Agreement dated as of March 15,
                        2000 between MSAF and Morgan Stanley Dean Witter & Co.**

         10.7           Security Trust Agreement dated as of March 3, 1998 among
                        MSAF, Bankers Trust Company, as Security Trustee, as Cash
                        Manager and as Trustee, Cabot Aircraft Services Limited, as
                        Administrative Agent and each subsidiary of MSAF*

         10.8           Security Trust Agreement Supplement for MSA II dated as of
                        March 15, 2000**

         10.9           Security Trust Agreement Supplement for MSA III dated as of
                        March 15, 2000**

        10.10           Security Trust Agreement Supplement for MSA IV dated as of
                        March 15, 2000**

        10.11           Security Trust Agreement Supplement for MSA V dated as of
                        March 15, 2000**

        10.12           Security Trust Agreement Supplement for MSA VI dated as of
                        March 15, 2000**

        10.13           Security Trust Agreement Supplement for MSA VII dated as of
                        March 15, 2000**

        10.14           Reference Agency Agreement dated as of March 3, 1998 among
                        MSAF, Bankers Trust Company, as Reference Agent and as
                        Trustee and Cabot Aircraft Services Limited, as
                        Administrative Agent*

        10.15           Second Amended and Restated Servicing Agreement dated as of
                        March 15, 2000 among MSAF, International Lease Finance
                        Corporation, Cabot Aircraft Services Limited, as
                        Administrative Agent and each subsidiary of MSAF**

       EXHIBIT                                                                        SEQUENTIALLY
       NUMBER                             DESCRIPTION OF DOCUMENT                     NUMBERED PAGE
       -------          ------------------------------------------------------------  -------------
        10.16           Asset Purchase Agreement dated as of November 10, 1997
                        between MSAF and International Lease Finance Corporation*

        10.17           Asset Purchase Agreement dated as of March 19, 1999 between
                        MSA II and GE Capital Mietfinanz GmBH & Co. KG**

        10.18           Asset Purchase Agreement dated as of August 6, 1999 among
                        MSA IV, MSA V and International Lease Finance Corporation**

        10.19 Purchase Agreement dated as of March 15, 2000 between MSAF and MS Financing Inc.**

        10.20           Accession Agreement dated as of March 15, 2000 to Amended
                        and Restated Custody and Loan Agreement among MSAF,
                        International Lease Finance Corporation and each subsidiary of MSAF**

         21.1           Subsidiaries of MSAF**

         23.1           Consent of Aircraft Information Services, Inc.***

         23.2           Consent of BK Associates, Inc.***

         23.3           Consent of Airclaims Limited***

         24.1           Trustee's Power of Attorney (included in signature pages)**

         99.1           Appraisal as of September 30, 2000 of Aircraft Information
                        Services, Inc. relating to the Aircraft***

         99.2           Appraisal as of September 30, 2000 of BK Associates, Inc.
                        relating to the Aircraft***

         99.3 Appraisal as of September 30, 2000 of Airclaims Limited relating to the Aircraft***


--------------------------


  * Previously filed on Registration Statement on Form S-4 (File No. 333-56575) with the Securities and Exchange Commission.



 ** Previously filed on Registration Statement on Form S-1 (File No. 333-56575) with the Securities and Exchange Commission.



*** Filed herewith.