Form 10-Q
period 2001-02-28
MORGAN STANLEY AIRCRAFT FINANCE
filed 2001-04-12
CIK 1059582

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 333-56575

                            ------------------------

                        MORGAN STANLEY AIRCRAFT FINANCE
           (Exact Name of Registrant as specified in trust agreement)

        DELAWARE                               13-3375162
    (State or other                         (I.R.S. Employer
    jurisdiction of                          Identification
    incorporation or                            Number)
     organization)

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

                            ------------------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                                          OUTSTANDING AT
       ISSUER                                                     CLASS                   APRIL 1, 2001
       ------                                              -------------------            --------------
       Morgan Stanley Aircraft Finance                     Beneficial Interest               One

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        MORGAN STANLEY AIRCRAFT FINANCE

               FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2001

                                     INDEX

                                                                    PAGE NO.
                                                                    --------
PART I.   FINANCIAL INFORMATION.......................................     3

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)............................     3
          -- Interim Condensed Consolidated Financial Statements
            (Unaudited)...............................................     3
          -- Notes to the Interim Condensed Consolidated Financial
            Statements (Unaudited)....................................     8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................    15

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................    24

PART II.  OTHER INFORMATION...........................................    26

ITEM 1.   NOT APPLICABLE

ITEM 2.   NOT APPLICABLE

ITEM 3.   NOT APPLICABLE

ITEM 4.   NOT APPLICABLE

ITEM 5.   NOT APPLICABLE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................    26

SIGNATURES............................................................    27

APPENDIX 1. CASH ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS................................................    28

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES
                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 28,   NOVEMBER 30,
                                                                  2001           2000
                                                              ------------   ------------
                                                              (UNAUDITED)
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................   $   69,753     $   70,426
Receivables:
  Lease income, net.........................................        4,521          2,321
  Investment income and other...............................          330            381
Aircraft under operating leases, net........................    1,817,058      1,842,818
Underwriting and other issuance related costs, net of
  amortization..............................................       22,707         23,618
                                                               ----------     ----------
Total Assets................................................   $1,914,369     $1,939,564
                                                               ==========     ==========

LIABILITIES AND BENEFICIAL INTERESTHOLDER'S
  (DEFICIT)/EQUITY
Payables:
  Interest payable to Noteholders...........................   $    4,199     $    5,491
Deferred rental income......................................       11,910         12,097
Liability for maintenance...................................      110,840        102,436
Other liabilities...........................................       26,336         25,930
Derivative contracts........................................       83,942          6,005
Notes payable:
  Subclass A-2..............................................      205,253        210,523
  Subclass A-3..............................................      580,000        580,000
  Subclass A-4..............................................      200,000        200,000
  Subclass A-5..............................................      348,441        357,386
  Subclass B-1..............................................       83,474         85,194
  Subclass B-2..............................................       74,970         74,985
  Subclass C-1..............................................       98,980         99,310
  Subclass C-2..............................................       55,000         55,000
  Subclass D-1..............................................      109,978        110,000
                                                               ----------     ----------
                                                                1,993,323      1,924,357
                                                               ----------     ----------
Commitments and contingencies

Beneficial Interestholder's (Deficit)/Equity:
  Beneficial Interest.......................................            1              1
  Deemed Contribution.......................................       62,706         62,706
  Other Comprehensive Income................................      (77,896)            --
  Accumulated Deficit.......................................      (63,765)       (47,500)
                                                               ----------     ----------
  Total Beneficial Interestholder's (Deficit)/Equity........      (78,954)        15,207
                                                               ----------     ----------
Total Liabilities and Beneficial Interestholder's
  (Deficit)/Equity..........................................   $1,914,369     $1,939,564
                                                               ==========     ==========

  See Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              FEBRUARY 28,         FEBRUARY 29,
                                                                  2001                 2000
                                                           ------------------   ------------------
                                                                         (UNAUDITED)
                                                                   (DOLLARS IN THOUSANDS)
Revenues:
  Lease income, net......................................       $ 53,348             $ 25,716
  Investment income on collection account................          1,097                  539
                                                                --------             --------
  Total revenues.........................................         54,445               26,255
                                                                --------             --------
Expenses:
  Interest expense.......................................         32,456               15,245
  Depreciation expense...................................         25,760               11,765
  Operating expenses:
    Service provider and other fees......................          3,144                1,682
    Maintenance and other aircraft related costs.........          9,350                7,429
                                                                --------             --------
  Total expenses.........................................         70,710               36,121
                                                                --------             --------
Net loss.................................................       $(16,265)            $ (9,866)
                                                                ========             ========

  See Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

       INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              FEBRUARY 28,         FEBRUARY 29,
                                                                  2001                 2000
                                                           ------------------   ------------------
                                                                         (UNAUDITED)
                                                                   (DOLLARS IN THOUSANDS)
Net loss.................................................       $(16,265)            $ (9,866)
Other comprehensive income:
  Cumulative effect of accounting change.................        (31,309)                  --
  Net change in cash flow hedges.........................        (46,587)                  --
                                                                --------             --------
Comprehensive income.....................................       $(94,161)            $ (9,866)
                                                                ========             ========

  See Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              FEBRUARY 28,         FEBRUARY 29,
                                                                  2001                 2000
                                                           ------------------   ------------------
                                                                         (UNAUDITED)
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities
  Net loss...............................................       $(16,265)            $(9,866)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
  Depreciation expense--aircraft under operating
  leases.................................................         25,760              11,765
  Amortization of underwriting and other issuance related
  costs..................................................            911                 280
  Provision for doubtful accounts........................          1,960                 920
  Changes in assets and liabilities:
    Receivables:
      Investment income and other........................             51                 (22)
      Lease income.......................................         (4,160)               (377)
    Investment in capital lease..........................             --                 242
    Liability for maintenance............................          8,404               7,498
    Interest payable to Noteholders......................         (1,292)                (84)
    Deferred rental income...............................           (187)                332
    Other liabilities....................................            406                 (83)
    Derivative contracts.................................             41                (260)
                                                                --------             -------
Net cash provided by operating activities................         15,629              10,345
                                                                --------             -------
Cash flows from financing activities:
  Repayments of Notes....................................        (16,302)             (6,073)
                                                                --------             -------
Net cash used for financing activities...................        (16,302)             (6,073)
                                                                --------             -------
Net (decrease)/increase in cash and cash equivalents.....           (673)              4,272
Cash and cash equivalents at beginning of period.........         70,426              35,119
                                                                --------             -------
Cash and cash equivalents at end of period...............       $ 69,753             $39,391
                                                                ========             =======

  See Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                  BENEFICIAL INTERESTHOLDER'S EQUITY/(DEFICIT)

                                                                                               TOTAL
                                                                                             BENEFICIAL
                                                                                          INTERESTHOLDER'S
                                                BENEFICIAL      DEEMED      ACCUMULATED        EQUITY
                                                 INTEREST    DISTRIBUTION     DEFICIT        (DEFICIT)
                                                ----------   ------------   -----------   ----------------
                                                                       (UNAUDITED)
                                                                  (DOLLARS IN THOUSANDS)
Balance at November 30, 1999..................    $     1      $(15,305)      $(39,377)       $(54,681)
Net loss......................................         --            --         (9,866)         (9,866)
                                                  -------      --------       --------        --------
Balance at February 29, 2000..................    $     1      $(15,305)      $(49,243)       $(64,547)
                                                  =======      ========       ========        ========

                                                                                                  TOTAL
                                                                                                BENEFICIAL
                                                                                 OTHER       INTERESTHOLDER'S
                                   BENEFICIAL      DEEMED      ACCUMULATED   COMPREHENSIVE        EQUITY
                                    INTEREST    CONTRIBUTION     DEFICIT        INCOME          (DEFICIT)
                                   ----------   ------------   -----------   -------------   ----------------
                                                                  (UNAUDITED)
                                                             (DOLLARS IN THOUSANDS)
Balance at November 30, 2000.....    $     1      $62,706        $(47,500)      $     --         $ 15,207
Net loss.........................         --           --         (16,265)            --          (16,265)
Other comprehensive income.......         --           --              --        (77,896)         (77,896)
                                     -------      -------        --------       --------         --------
Balance at February 28, 2001.....    $     1      $62,706        $(63,765)      $(77,896)        $(78,954)
                                     =======      =======        ========       ========         ========

  See Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

        NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    Morgan Stanley Aircraft Finance ("MSAF") is a special-purpose statutory business trust that was formed on October 30, 1997 under the laws of Delaware. MSAF and its subsidiaries ("MSAF group") were formed to conduct certain limited activities, including acquiring, financing, re-financing, owning, leasing, re-leasing, selling, maintaining and modifying commercial aircraft. At
February 28, 2001, all of the beneficial interest of MSAF group was owned by MSAF Holdings, a wholly-owned subsidiary of MSDW Aircraft Holdings ("MSDWAH"), which in turn is a wholly-owned subsidiary of MS Financing Inc. ("MSF"). MSF is a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co. ("MSDW"). MSAF group's obligations, including its financial debt obligations, are not obligations of, or guaranteed by, MSDW, MSDWAH, MSAF Holdings, MSF or any person other than MSAF group.

    The interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions that affect the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the interim condensed consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

    All material intercompany transactions have been eliminated.

    The interim condensed consolidated financial statements should be read in conjunction with MSAF group's consolidated financial statements and notes thereto as of and for the fiscal year ended November 30, 2000. The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

    MSAF group recorded an increase to derivative contracts (a liability on the balance sheet reflecting the fair value of its outstanding swaps) and a corresponding charge to other comprehensive income (a component of beneficial interestholder's equity) of $31 million from the cumulative effect of the adoption of SFAS No. 133, as amended. MSAF group's adoption of SFAS No. 133, as amended, primarily affects the accounting for, among other things, MSAF group's derivatives used in connection with its interest rate risk management policies.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

        NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED) --(CONTINUED)

NOTE 2--CONCENTRATIONS OF CREDIT RISK

    Credit risk with respect to operating lease receivables is generally diversified due to the number of lessees comprising MSAF group's customer base and the different geographic areas in which they operate. At February 28, 2001 MSAF group had leased 59 aircraft and one engine to 42 lessees in 27 countries.

    Certain of MSAF group's lessees are in a relatively weak financial position because of the difficult economic conditions in the civil aviation industry as a whole and because, in general, weakly capitalized airlines are more likely to seek operating leases. In addition, at February 28, 2001, 18 of MSAF group's aircraft were leased to lessees domiciled in certain emerging market nations, including those located in Eastern Europe, Latin America and Asia. The exposure of MSAF group's aircraft to particular countries and customers is managed partly through concentration limits and partly through obtaining security from lessees by way of cash deposits and/or letters of credit.

NOTE 3--AIRCRAFT

                                                              FEBRUARY 28,   NOVEMBER 30,
                                                                  2001           2000
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Stage 3 Aircraft and one engine:
Cost........................................................   $2,014,324     $2,014,324
Less: Accumulated depreciation..............................     (197,266)      (171,506)
                                                               ----------     ----------
                                                               $1,817,058     $1,842,818
                                                               ==========     ==========

                                                              FEBRUARY 28,   NOVEMBER 30,
                                                                  2001           2000
                                                              ------------   ------------
FLEET ANALYSIS:
On lease for a further period of:
More than five years........................................           5               5
From one to five years......................................          46              44
Less than one year..........................................           9               9
                                                               ---------      ----------
Total aircraft portfolio (including one engine) on lease....          60              58
                                                               =========      ==========

    At February 28, 2001 there were two non-revenue earning aircraft in MSAF group's portfolio. One of these was subject to a non-binding letter of intent for lease. At November 30, 2000 there were four non-revenue earning aircraft in MSAF group's portfolio.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

        NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED) --(CONTINUED)

NOTE 4--LEASE INCOME RECEIVABLE

    Lease income receivable was as follows:

                                                              FEBRUARY 28,   NOVEMBER 30,
                                                                  2001           2000
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Lease income receivable.....................................   $   6,826      $    2,666
Less: Allowance for doubtful accounts.......................      (2,305)           (345)
                                                               ---------      ----------
Lease income receivable, net................................   $   4,521      $    2,321
                                                               =========      ==========

    Activity in the allowance for doubtful accounts was as follows:

                                                              THREE MONTHS   THREE MONTHS
                                                                 ENDED          ENDED
                                                              FEBRUARY 28,   FEBRUARY 29,
                                                                  2001           2000
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Balance, beginning of period................................   $      345     $      363
Provision for doubtful accounts.............................        1,960            244
                                                               ----------     ----------
Balance, end of period......................................   $    2,305     $      607
                                                               ==========     ==========

NOTE 5--LIABILITY FOR MAINTENANCE

    Activity in the liability for maintenance account was as follows:

                                                              THREE MONTHS
                                                                 ENDED
                                                              FEBRUARY 28,
                                                                  2001       FISCAL 2000
                                                              ------------   -----------
                                                                (DOLLARS IN THOUSANDS)
Balance, beginning of period................................    $102,436      $ 57,437
Liabilities assumed from MSF................................          --        51,730
Collections from lessees....................................       5,687        23,787
Reimbursements to lessees...................................      (2,189)      (12,107)
Net accruals and transfers..................................       4,906       (18,411)
                                                                --------      --------
Balance, end of period......................................    $110,840      $102,436
                                                                ========      ========

NOTE 6--NOTES PAYABLE

    On March 3, 1998, MSAF group completed an offering of $1,050 million of securitized notes (the "1998 Notes") on a basis exempt from registration under the Securities Act of 1933, as amended. During fiscal 1999, MSAF group filed a registration statement with the Securities and Exchange Commission (the "SEC") with respect to an exchange offer for exchange notes with terms virtually identical to the 1998 Notes, which was declared effective on January 12, 1999. The exchange offer was consummated on January 18, 1999.

    On March 15, 2000, MSAF group completed an offering of $1,310 million of securitized notes (the "2000 Notes") on a basis exempt from registration under the Securities Act of 1933, as amended.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

        NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED) --(CONTINUED)

NOTE 6--NOTES PAYABLE (CONTINUED)
MSAF group used the net proceeds from the 2000 Notes to finance in part the acquisition of the 29 commercial aircraft from MSF, to fund an increase of $5 million in cash and cash equivalents used for liquidity purposes (see "Financial Resources and Liquidity--Liquidity Reserve Amount") and to redeem all $400 million of its subclass A-1 notes. The 2000 Notes rank equally in right of payment of principal and interest with the corresponding subclasses of MSAF group's existing 1998 Notes. During fiscal 2000, MSAF group filed a registration statement with the SEC with respect to an exchange offer for exchange notes with terms virtually identical to the 2000 Notes, which was declared effective on October 31, 2000. The exchange offer was consummated on December 4, 2000.

    With the exception of MSAF group, the 1998 Notes and the 2000 Notes (collectively, the "Notes") are not obligations of, or guaranteed by, MSDW, MSDWAH, MSAF Holdings, MSF or any person other than MSAF group.

    Underwriting and financing costs which were incurred in connection with the Notes are being amortized over the expected life of the borrowings to which they relate.

    The repayment terms of each subclass of the Notes are such that certain principal amounts are expected to be repaid based on certain assumptions (the "Expected Final Payment Date") or refinanced through the issuance of refinancing notes, but in any event are ultimately due for repayment on specified final maturity dates (the "Final Maturity Date"). The Expected Final Payment Dates, Final Maturity Dates and interest rates applicable to each subclass of the Notes listed below:

                               INITIAL
                              PRINCIPAL                           EXPECTED FINAL     FINAL MATURITY
SUBCLASS                        AMOUNT        INTEREST RATE        PAYMENT DATE           DATE
--------                    --------------   ----------------   ------------------   --------------
                            (IN THOUSANDS)
Subclass A-2..............     $340,000       LIBOR + 0.35%     September 15, 2005   March 15, 2023
Subclass A-3..............      580,000       LIBOR + 0.52%         March 15, 2002   March 15, 2025
Subclass A-4..............      200,000       LIBOR + 0.54%         March 15, 2003   March 15, 2025
Subclass A-5..............      400,000       LIBOR + 0.58%          June 15, 2008   March 15, 2025
Subclass B-1..............      100,000       LIBOR + 0.65%         March 15, 2013   March 15, 2023
Subclass B-2..............       75,000       LIBOR + 1.05%         March 15, 2007   March 15, 2025
Subclass C-1..............      100,000               6.90%         March 15, 2013   March 15, 2023
Subclass C-2..............       55,000               9.60%       October 15, 2016   March 15, 2025
Subclass D-1..............      110,000               8.70%         March 15, 2014   March 15, 2023

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

    Cash paid for interest on the Notes amounted to $32.1 million for the three month period ended February 28, 2001 as compared to $15.5 million for the three month period ended February 29, 2000.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

        NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED) --(CONTINUED)

NOTE 6--NOTES PAYABLE (CONTINUED)
The interest expense for fiscal 2001 is not comparable to fiscal 2000, as the 2000 Notes were not issued until March 15, 2000.

    The estimated fair value of MSAF group's outstanding notes payable was $1,738.9 million and $1,733.2 million at February 28, 2001 and November 30, 2000, respectively.

NOTE 7--LIQUIDITY FACILITIES

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

    As of February 28, 2001, the aggregate amount available under the ILFC Facility and the MSDW Facility was approximately $70.8 million.

NOTE 8--DERIVATIVE FINANCIAL INSTRUMENTS

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

    Eight of the swaps, having an aggregate notional principal amount of $1,100 million, are designated and accounted for as cash flow hedges in accordance with SFAS No. 133, as amended. Under these swap arrangements, MSAF group pays fixed amounts (based upon annual interest rates ranging from 6.23% to 7.46%) and receives floating amounts (based upon one month LIBOR) on a monthly basis. The changes in the fair value of these swaps are recorded in other comprehensive

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

        NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED) --(CONTINUED)

NOTE 8--DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) income. Amounts in other comprehensive income are reclassified into interest expense in the same period or periods during which the hedged forecasted transaction affects earnings. During the three month period ended February 28, 2001, the amount of such reclassification was $0.9 million. The ineffective portion of the cash flow hedges (if any) is recorded within interest expense. The maturity dates of these swaps positions range from November, 2002 to November, 2019. The fair value of these interest rate swaps at February 28, 2001 was ($77.9) million.

    The remaining four swaps have an aggregate gross notional principal amount of $400 million. Under these swap arrangements, MSAF group pays/receives fixed and receives/pays floating amounts on a monthly basis. MSAF group has determined that these swaps do not qualify for hedge accounting. These swaps are accounted for on a mark-to-market basis with changes in fair value reflected in interest expense. At February 28, 2001, the fair value of these swaps was $(6.0) million.

    The change in fair value of the twelve interest rate swaps between November 30, 2000 and February 28, 2001 was due to changes in market interest rates and payments being made under the swaps when they became due.

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

NOTE 9--RELATED PARTY TRANSACTIONS

    Under service agreements with MSAF group, Cabot Aircraft Services Limited and Morgan Stanley & Co. Incorporated, both subsidiaries of MSDW, act as Administrative Agent and Financial Advisor, respectively. During the three month period ended February 28, 2001, Cabot Aircraft Services Limited received a fee of $0.3 million for providing these services, which is calculated as a percentage of the operating lease rentals received. Morgan Stanley & Co. Incorporated received advisory fees of $0.01 million in the three month period ended February 28, 2001.

    MSAF group's counterparty to its interest rate swap agreements is MSCS, a wholly-owned subsidiary of MSDW.

    At February 28, 2001, MSAF group's management was comprised of seven trustees, including the Delaware trustee, as MSAF group has no employees or executive officers. Four of MSAF group's seven trustees were employees of MSDW. The two remaining trustees and the Delaware trustee were unaffiliated with MSDW.

NOTE 10--COMMITMENTS AND CONTINGENCIES

    MSAF group did not have any material contractual commitments for capital expenditures at February 28, 2001.

                MORGAN STANLEY AIRCRAFT FINANCE AND SUBSIDIARIES

        NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED) --(CONTINUED)

NOTE 10--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In accordance with the terms of a second amended and restated servicing agreement (the "Servicing Agreement"), ILFC is performing certain aircraft related activities with respect to MSAF group's aircraft portfolio. Such activities include marketing MSAF group's aircraft for lease or sale and monitoring lessee compliance with lease terms including terms relating to payment, maintenance and insurance. In accordance with the Servicing Agreement, fees payable to ILFC by MSAF group are calculated as a percentage of the lease rentals contracted and received, in addition to a base fee and certain incentive-based fees.

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

    MSAF group's ability to compete against other lessors is determined, in part, by (1) the composition of its fleet in terms of mix, relative age and popularity of the aircraft types; (2) operating restrictions imposed by MSAF's indenture, and (3) the ability of other lessors, who may possess substantially greater financial resources, to offer leases on more favorable terms than MSAF group.

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

RECENT DEVELOPMENTS

THE AIRCRAFT

    As of April 1, 2001, the total number of aircraft owned by MSAF group was 61 aircraft plus an engine. Fifty eight aircraft and the engine were subject to lease contracts with 41 lessees in 27 countries. Two of the three off-lease aircraft were undergoing maintenance work and were subject to signed letters of intent for lease with lessees based in the Asia (Emerging) and Pacific (Developed) regions. On April 3, 2001, the third off-lease aircraft was recovered and is currently in a maintenance facility in the U.S.

LESSEE DIFFICULTIES

    As of April 1, 2001, five current lessees were in arrears. The total amount outstanding and overdue for the five lessees in respect of rental payments and maintenance reserves due under the leases amounted to $3.2 million. MSAF group holds security deposits of $3.3 million against these arrears. The weighted average number of days past due of such arrears was 64 days.

REGIONAL ANALYSIS OF EXISTING ARREARS

    The categorization of countries into geographical regions, Developed Markets, Emerging Markets and Other is determined using Morgan Stanley Capital International, Inc. ("MSCI") designations.

    As of April 1, 2001, 17 of MSAF group's aircraft were leased to lessees domiciled in certain emerging market nations, including those located in Eastern Europe, Latin America and Asia. Due to the overall slowdown in the global economy it is possible that lessees in emerging markets may be adversely affected and experience payment difficulties.

EUROPE AND MIDDLE EAST (EMERGING)

    As of April 1, 2001 none of the current lessees in this region were in arrears.

    A former Turkish lessee, Air Alfa, defaulted on its obligations under its lease of an A321-100 aircraft and the aircraft was repossessed in March 2001. The lease had been scheduled to expire in April 2003. The total arrears associated with the lease at the time of repossession amounted to $2.9 million. MSAF group drew down security deposits of $0.7 million against these arrears. The aircraft is currently the subject of a non-binding letter of intent for lease with a lessee based in the Asia (Emerging) region.

EUROPE (DEVELOPED)

    One of the five current lessees in arrears, Air Europa, is based in the Europe (Developed) region. As of April 1, 2001, Air Europa owed maintenance arrears of $0.1 million against which MSAF group held a security deposit of $0.5 million.

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

    The lease with respect to one of the A320-200 aircraft with TransAer was terminated on October 18, 2000. TransAer had been operating this aircraft on wet lease to Libyan Arab Airlines, which detained the aircraft. MSAF group believes that Libyan Arab Airlines had no right to keep possession of the aircraft and an insurance claim for loss of the aircraft was submitted. On April 3, 2001, the aircraft was recovered and returned to MSAF group's possession by agents of the British insurers underwriting the insurance policies against which MSAF group had submitted its claim, under an arrangement to which MSAF group had agreed after obtaining the U.S. Government's approval. The aircraft is currently in a maintenance facility in the U.S. undergoing maintenance work necessary to re-lease it. MSAF group does not yet know the cost of such maintenance work. MSAF group may incur further costs in relation to this matter, including costs with respect to the pending insurance claim.

    The lease with respect to the second A320-200 aircraft with TransAer was terminated on October 18, 2000. This aircraft was delivered to a new lessee based in Cyprus on February 17, 2001.

ASIA (EMERGING)

    One of the five current lessees in arrears, Asiana, is based in the Asia (Emerging) region.

    As of April 1, 2001, Asiana owed rental arrears of $0.6 million, against which MSAF group held a security deposit of $1.3 million.

LATIN AMERICA (EMERGING)

    As of April 1, 2001 none of the current lessees in this region were in arrears. Three aircraft repossessed during fiscal 2000 had been on lease to lessees based in Latin America, two in Brazil and one in Mexico.

    In July 1999, a former Brazilian lessee, VARIG, negotiated early termination of a B747-300 lease that was scheduled to expire in April 2003. The total amount of rental payments and maintenance reserves due under this lease through July 1999, the date of the termination agreement, was $4.8 million, against which MSAF group drew down a security deposit of $1.1 million. Under the terms of the termination agreement, VARIG has agreed to repay arrears of $4.8 million and approximately $6.0 million for certain maintenance and downtime costs. Payments to MSAF group will be made semi-annually beginning October 15, 1999 with final payment due on October 15, 2007. As of April 1, 2001 VARIG had made all payments due under the restructuring agreement. MSAF group is recognizing this income on a cash basis as received.

NORTH AMERICA (DEVELOPED)

    Two of the five current lessees in arrears are based in the North America (Developed) region.

    On December 6, 2000, National Airlines announced that it had voluntarily filed petitions in the U.S. District Court in Wilmington, Delaware for relief under Chapter 11 of the U.S. Bankruptcy Code. MSAF group has one aircraft, a B757-200ER on lease to National Airlines. As of April 1, 2001, rental and maintenance arrears were $1.4 million against which MSAF group held a security deposit of $0.6 million. MSAF group has agreed to continue leasing this aircraft to National Airlines on a weekly basis subject to National Airlines making weekly lease rental payments. National Airlines is currently exploring all opportunities to raise financing but it is not yet clear whether the airline will raise the necessary financing to continue operations.

    On January 10, 2001, TWA announced that it and certain of its subsidiaries had voluntarily filed petitions in the U.S. District Court in Wilmington, Delaware for relief under Chapter 11 of the U.S. Bankruptcy Code. TWA also announced that it had reached agreement with American Airlines in which American Airlines would acquire substantially all the assets of TWA. American Airlines has signed an agreement affirming its intention to continue the leases on all four aircraft but at lower rental rates to reflect the credit rating of American. In exchange for this reduction in rental rates, American Airlines has agreed to extend the current lease expiration dates for all four aircraft. MSAF group has four aircraft on lease to TWA, a B757-200ER, two MD-83's and one MD-82. As of April 1, 2001, rental arrears were $0.2 million relating to the MD-82, against which MSAF group held security deposits of $0.3 million.

PACIFIC (DEVELOPED)

    As of April 1, 2001 none of the current lessees in this region were in arrears.

OTHER

    One of the five current lessees in arrears is based in the Other region.

    As of April 1, 2001, rental and maintenance arrears owed by Air Atlanta Icelandic were $0.9 million, against which MSAF group holds a security deposit of $0.6 million.

AIRWORTHINESS DIRECTIVES

    The United States Federal Aviation Administration ("FAA") issued an Airworthiness Directive ("AD") in each of July and August 2000 requiring special detailed inspections to detect cracking of the main deck cargo door frames of Pemco-converted Boeing 737-200 and 737-300 freighters. The FAA issued a further AD to supersede the first two ADs, the result of which required operators to carry out modifications to the main deck cargo door frames. There are two aircraft in MSAF group's portfolio subject to this AD, and the costs of the modification were immaterial.

    On September 14, 2000 the FAA announced a proposal for the long-term redesign of the Boeing 737 rudder system and several short-term initiatives designed to enhance rudder safety on all Boeing 737 models. It may be some time before the FAA issues a formal AD. There are currently twenty B737 aircraft in MSAF group's portfolio. One of the twenty B737 aircraft is currently off-lease. Under the remaining nineteen leases all costs of compliance with ADs are the obligation of the lessees.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001 AND THE THREE MONTHS ENDED FEBRUARY 29, 2000

    MSAF group's results of operations for the three months ended February 28, 2001 and the three months ended February 29, 2000 are discussed below. The results of these periods are not directly comparable due to MSAF group's acquisition of a portfolio of 29 commercial aircraft from MSF on March 15, 2000.

NET LOSS

    MSAF group incurred a net loss of $16.3 million and $9.9 million for the three month periods ended February 28, 2001 and February 29, 2000, respectively. The increase primarily reflects increased interest and depreciation expenses, partially offset by higher lease income.

    MSAF is a Delaware business trust treated as a branch of MSF for U.S. federal, state and local income tax purposes. Accordingly, MSAF is not subject to U.S. federal, state and local income taxes.

LEASE INCOME

    Lease income for the three month period ended February 28, 2001 amounted to $53.3 million as compared to $25.7 million for the three month period ended February 29, 2000. The increase in lease income is primarily due to MSAF group's acquisition of 29 commercial aircraft during fiscal 2000.

    MSAF group's operating results for the three month period ended
February 28, 2001 were adversely affected by provisions for doubtful accounts totaling $2.0 million. Such provisions were recorded by MSAF group due to financial difficulties experienced by certain of MSAF group's current lessees, as well as to reserve against amounts owed to MSAF group by certain of its former lessees whose aircraft have already been repossessed (see "Lessee Difficulties"). Provisions for doubtful accounts were $0.9 million in the three month period ended February 29, 2000. Lease income may decline in future periods due to potential lessee defaults and arrears including those discussed above.

    MSAF group records the cash prepayments made by lessees for maintenance as a component of the liability for maintenance account which appears on the Interim Condensed Consolidated Balance Sheets. When the lessee incurs maintenance expenditures, MSAF group must return a corresponding amount of the prepayment to the lessee. At this time, MSAF group will forward cash to the lessee, with a corresponding decrease to the liability for maintenance account. MSAF group will only reimburse the lessee for the cost of maintenance expenditures to the extent that sufficient prepayments have been made by the lessee. At the time an aircraft is released to a new lessee, an assessment is made of the expected maintenance reserve requirements; any excess reserve is then released to lease income.

INVESTMENT INCOME

    Investment income for the three month period ended February 28, 2001 amounted to $1.1 million as compared to $0.5 million in the three month period ended February 29, 2000. Investment income represents interest income on MSAF group's cash and cash equivalents.

    Investment income has increased due to a higher level of cash and cash equivalents in connection with MSAF group's acquisition of 29 commercial aircraft. Such cash balances primarily consist of security deposits and advance rental payments made by certain lessees.

INTEREST EXPENSE

    Interest expense, including swap costs of $1.6 million, amounted to $32.5 million for the three month period ended February 28, 2001. Interest expense, net of swap income of $0.3 million, amounted to $15.2 million for the three month period ended February 29, 2000. Interest expense primarily consists of interest paid on the 1998 Notes and the 2000 Notes. The increase in interest expense is primarily due to the 2000 Notes, which were issued on March 15, 2000, coupled with a higher average interest rate on the 1998 Notes. The weighted average interest rate on MSAF group's notes payable during the three month period ended February 28, 2001 was 7.14% as compared to 6.56% during the three month period ended February 29, 2000. The average principal balance in respect of MSAF group's notes payable during the three month period ended February 28, 2001 was $1,766.0 million as compared to $931.9 million during the three month period ended February 29, 2000.

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

    Eight of the swaps, having an aggregate notional principal amount of $1,100 million, are designated and accounted for as cash flow hedges. Under these swap arrangements, MSAF group pays fixed and receives floating amounts on a monthly basis. The changes in the fair value of these swaps are recorded in other comprehensive income. Amounts in other comprehensive income are reclassified into interest expense in the same period or periods during which the hedged forecasted transaction affects earnings.

    The remaining four swaps have an aggregate gross notional principal amount of $400 million. Under these swap arrangements, MSAF group pays/receives fixed and receives/pays floating amounts on a monthly basis. MSAF group determined that these swaps do not qualify for hedge accounting. These swaps are accounted for on a mark-to-market basis with changes in fair value reflected in interest expense.

    See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" below for more information regarding MSAF group's swaps positions and hedging policy.

DEPRECIATION

    Depreciation expense for the three month period ended February 28, 2001 amounted to $25.8 million as compared to $11.8 million in the three month period ended February 29, 2000. The increase is attributable MSAF group's acquisition of 29 commercial aircraft during fiscal 2000.

OPERATING EXPENSES

    SERVICE PROVIDER AND OTHER FEES. Service provider and other fees for the three month period ended February 28, 2001 were $3.1 million as compared to $1.7 million in the three month period ended

February 29, 2000. The most significant element in both periods was the aircraft servicing fee paid to ILFC, which amounted to $1.9 million in the three month period ended February 28, 2001 and $1.0 million in the three month period ended February 29, 2000. The higher fees paid to ILFC in the three month period ended February 28, 2001 reflected the increased fleet size as a result of MSAF group's acquisition of 29 commercial aircraft during fiscal 2000.

    MAINTENANCE AND OTHER AIRCRAFT RELATED COSTS. Maintenance and other aircraft related costs for the three month period ended February 28, 2001 were $9.4 million as compared to $7.4 million for the three month period ended February 29, 2000. The increase is primarily attributable to provisions for certain maintenance and redelivery costs associated with the aircraft leased to National, Air Alfa and TransAer (see "Lessee Difficulties").

    Included within maintenance and other aircraft related costs were insurance, re-leasing and other costs incurred in the three month period ended
February 28, 2001, which amounted to $1.4 million, as compared to $0.4 million for the three month period ended February 29, 2000. The increase was primarily attributable to certain insurance and re-leasing costs associated with the aircraft formerly leased to TransAer.

FINANCIAL RESOURCES AND LIQUIDITY

    Refer to Appendix 1 for additional information regarding the cash performance of MSAF group for the period from December 2000 to February 2001.

LIQUIDITY

    MSAF group's cash and cash equivalents at February 28, 2001 were $69.8 million. Of this amount, $30 million represents the cash portion of the Liquidity Reserve Amount (as defined below) and $39.8 million represents rental, maintenance receipts, certain security deposit receipts and cash held for accrued expenses.

    In addition to the $30 million cash portion at February 28, 2001, the Liquidity Reserve Amount also contained $70.8 million of undrawn credit and liquidity facilities from MSDW and ILFC.

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

    Net cash provided by operating activities in the three month period ended February 28, 2001 amounted to $15.6 million, principally reflecting non-cash depreciation expense of $25.8 million, a net loss of ($16.3) million and an increase in liability for maintenance of $8.4 million.

    Net cash provided by operating activities in the three month period ended February 29, 2000 amounted to $10.3 million, principally reflecting non-cash depreciation expense of $11.8 million, a net loss of ($9.9) million and an increase in liability for maintenance of $7.5 million.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

    In both the three month periods ended February 28, 2001 and February 29, 2000, MSAF group did not utilize any cash for investing activities.

    Cash flows used for financing activities were $16.3 million in the three month period ended February 28, 2001 and $6.1 million in the three month period ended February 29, 2000. In both periods cash used for financing activities reflected principal repayments.

INDEBTEDNESS

    MSAF group's indebtedness primarily consisted of the 1998 Notes and the 2000 Notes in the amount of $1,756.1 million at February 28, 2001. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk" below for a presentation of the outstanding principal amounts and estimated fair values of each subclass of notes as of February 28, 2001.

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

    The liquidity reserve amount was approximately $133.4 million on February 28, 2001. The "minimum liquidity reserve amount" may be funded with cash and with eligible credit facilities and was approximately $30 million in cash on February 28, 2001. The liquidity reserve amount and the minimum liquidity reserve amount may be increased or decreased from time to time for any reason (including upon acquisitions of additional aircraft) by an action of the controlling trustees in light of changes in, among other things, the condition of the aircraft, the terms and conditions of the leases, the financial condition of the lessees, sales of aircraft and prevailing industry conditions; PROVIDED that MSAF group will obtain confirmation in advance in writing from the rating agencies that any proposed reduction in the liquidity reserve amount or the minimum liquidity reserve amount will not result in a lowering or withdrawal by any of the rating agencies of their respective ratings of any class of notes.

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

ILFC FACILITY

    Under the ILFC facility, ILFC will hold certain security deposits with respect to the aircraft currently owned by MSAF group as custodian for the benefit of the MSAF group. ILFC will hold all cash security deposits paid with respect to the aircraft in MSAF group's portfolio except (1) amounts that ILFC determines in good faith to be no longer held on behalf of a lessee, whether upon expiry of or default under the applicable lease or otherwise (2) any cash security deposits in an amount exceeding three months' rent with respect to a single aircraft and paid by a single lessee and (3) certain security deposits that ILFC has transferred to MSAF group. ILFC will retain any interest accruing on amounts of aircraft security deposits that it holds.

    In addition ILFC will make loans to MSAF group which MSAF group may use for the same purposes as those for which the liquidity reserve amount may be applied as discussed above under "--Liquidity Reserve Amount," including to pay interest and minimum principal payment amounts payable under the indenture on the 1998 Notes and the 2000 Notes. ILFC's obligation to make such amounts available shall be limited to the ILFC facility commitment, which was approximately
$40.8 million on February 28, 2001. The ILFC facility commitment shall be equal to (1) at any time before an early termination of the servicing agreement for a reason other than a sale of all the aircraft in MSAF group's portfolio or the repayment or defeasance of MSAF group's debt, the sum of (A) $20 million plus
(B) total security deposits held by ILFC for the benefit of MSAF group at such time minus (C) all drawings that MSAF group have previously made under the ILFC facility that are required to be repaid to ILFC but not repaid at the time, and
(2) after either of those events, $20 million minus all ILFC facility drawn amounts required to be repaid to ILFC but not repaid at such time.

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

MSDW FACILITY

    Under the MSDW facility, MSDW will make loans to MSAF group which MSAF group may use for the same purposes as those for which the liquidity reserve amount may be applied, including to pay interest and minimum principal payment amounts on the 1998 Notes and the 2000 Notes. MSDW's obligation to make such loans shall be limited to the MSDW facility commitment, which on February 28, 2001, was equal to the sum of (1) $30 million minus (2) all drawings that MSAF group have previously made and not repaid under the MSDW facility.

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

    The terms of each subclass of the 1998 Notes and the 2000 Notes, including the outstanding principal amount and estimated fair value as of February 28, 2001 were as follows:

                         OUTSTANDING                                                                   ESTIMATED
                       PRINCIPAL AMOUNT        ANNUAL                                                 FAIR VALUE
                       AT FEBRUARY 28,      INTEREST RATE       EXPECTED FINAL     FINAL MATURITY   AT FEBRUARY 28,
SUBCLASS OF NOTE             2001         (PAYABLE MONTHLY)      PAYMENT DATE           DATE             2001
----------------       ----------------   -----------------   ------------------   --------------   ---------------
                           ($000'S)                                                                    ($000'S)
Subclass A-2.........      $205,253         LIBOR + 0.35%     September 15, 2005   March 15, 2023      $204,836
Subclass A-3.........       580,000         LIBOR + 0.52%         March 15, 2002   March 15, 2025       580,544
Subclass A-4.........       200,000         LIBOR + 0.54%         March 15, 2003   March 15, 2025       200,250
Subclass A-5.........       348,441         LIBOR + 0.58%          June 15, 2008   March 15, 2025       349,202
Subclass B-1.........        83,474         LIBOR + 0.65%         March 15, 2013   March 15, 2023        81,831
Subclass B-2.........        74,970         LIBOR + 1.05%         March 15, 2007   March 15, 2025        75,040
Subclass C-1.........        98,980                 6.90%         March 15, 2013   March 15, 2023        93,876
Subclass C-2.........        55,000                 9.60%       October 15, 2016   March 15, 2025        57,673
Subclass D-1.........       109,978                 8.70%         March 15, 2014   March 15, 2023        95,681

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

CURRENT SWAP PORTFOLIO

    As of February 28, 2001, MSAF group was a party to twelve interest rate swaps with MSCS. In ten of these swaps MSAF group paid a fixed monthly coupon and received one month LIBOR and in two of these swaps MSAF group paid one month LIBOR and received a fixed monthly coupon on the notional balances as set out below:

                                                                                                   ESTIMATED
                                                                                                  FAIR VALUE
      NOTIONAL                                                  FIXED MONTHLY   FIXED MONTHLY   AT FEBRUARY 28,
       BALANCE           EFFECTIVE DATE       MATURITY DATE       PAY RATE      RECEIVE RATE         2001
---------------------   -----------------   -----------------   -------------   -------------   ---------------
      ($000'S)                                                       (%)             (%)           ($000'S)
200,000.......          November 12, 1997   November 15, 2002       6.2250             --            (4,145)
200,000.......          November 12, 1997   November 15, 2004       6.2750             --            (6,484)
150,000.......          November 12, 1997   November 15, 2007       6.3600             --            (6,425)
50,000........          November 12, 1997   November 15, 2009       6.4250             --            (2,433)
150,000.......          February 19, 1998   November 15, 2007           --          5.860             2,184
50,000........          February 19, 1998   November 15, 2009           --          5.905               628
100,000.......           January 24, 2000   November 15, 2006       7.3365             --            (8,951)
100,000.......           January 24, 2000   November 15, 2009       7.4450             --           (11,954)
100,000.......           January 24, 2000   November 15, 2011       7.4600             --           (13,324)
100,000.......           January 24, 2000   November 15, 2014       7.3550             --           (13,659)
100,000.......           January 24, 2000   November 15, 2019       7.3690             --           (15,101)
200,000.......          February 25, 2000   February 15, 2002       7.1200             --            (4,278)

POLICY REVIEW

    MSAF group regularly reviews its hedging requirements. In the future MSAF group expects to seek to enter into further swaps or unwind part or all of the existing and any future swaps. In addition, if MSAF group acquires additional aircraft, it may rebalance its position.

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

(a) None.

(b) Reports on Form 8-K: During the three-month period to which this report relates, MSAF filed the following Reports on Form 8-K, on the dates indicated:

    (i) December 14, 2000, January 12, 2001 and February 13, 2001 (each containing a monthly report to holders of the notes) and January 12, 2001 (relating to TWA filing for relief under Chapter 11 of the U.S. Bankruptcy Code).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Date: April 12, 2001

                                                      MORGAN STANLEY AIRCRAFT FINANCE

                                                      By:  /s/ ALEXANDER FRANK
                                                              ----------------------------
                                                                   Alexander Frank
                                                                   SIGNATORY TRUSTEE

                                                                      APPENDIX 1

                        MORGAN STANLEY AIRCRAFT FINANCE
         CASH ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             THREE MONTH PERIOD FROM DECEMBER 2000 TO FEBRUARY 2001

                                    CONTENTS

                                                                PAGE
                                                              --------
 I  Background and General Information......................      30

 II  Comparison of Actual Cash Flows versus the 2000 Base
     Case for the Three Month Period from December 2000 to
     February 2001..........................................      31

III  Other Financial Data...................................      37

IV  Recent Developments.....................................      37

 V  Appendices..............................................      44

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

COMBINED PORTFOLIO

    As a result of the March 2000 acquisition, the overall size of MSAF's combined aircraft fleet is now 61 aircraft plus an engine with a total appraised value of $1,911.2 million as of September 30, 2000. As of April 1, 2001, MSAF had 59 lease contracts in effect with 41 lessees based in 27 countries and three aircraft were off-lease as shown in Appendix A.

MANAGEMENT DISCUSSION AND ANALYSIS

    The discussion and analysis that follows in Section II and III is based on the results of MSAF and its subsidiaries as a single entity (collectively the "MSAF GROUP") for the First Quarter 2001 and relates to the combined portfolio of 61 aircraft plus an engine.

    For the purposes of this report, the "FIRST QUARTER 2001", discussed in
Section II shall comprise information from the monthly cash reports dated December 15, 2000 to February 15, 2001. The financial data in this section includes cash receipts from November 10, 2000 (first day of the Collection Period for the December 2000 Report) up to February 9, 2001 (last day of the Collection Period for the February 2001 Report). It also includes payments made by MSAF group between November 16, 2000 and up to February 15, 2001 (the Note Payment Date for the February 2001 Report).

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

      II COMPARISON OF ACTUAL CASH FLOWS VERSUS THE 2000 BASE CASE FOR THE
             THREE MONTH PERIOD FROM DECEMBER 2000 TO FEBRUARY 2001

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

                                                               ACTUAL    BASE CASE   VARIANCE
                                                              --------   ---------   --------
                                                                          ($ MM)
Lease Rentals...............................................    57.4       57.4          --
  --Renegotiated Leases.....................................      --         --          --
  --Rental Resets...........................................    (0.9)        --        (0.9)
                                                                ----       ----        ----
CONTRACTED LEASE RENTALS....................................    56.5       57.4        (0.9)
Movement in Current Arrears Balance.........................    (4.0)        --        (4.0)
Net Stress-related Costs....................................    (1.0)      (2.6)        1.6
                                                                ----       ----        ----
NET LEASE RENTALS...........................................    51.5       54.8        (3.3)
Interest Earned.............................................     1.2        0.9         0.3
Net Maintenance.............................................    (1.6)        --        (1.6)
                                                                ----       ----        ----
TOTAL CASH COLLECTIONS......................................    51.1       55.7        (4.6)
                                                                ====       ====        ====

    In the First Quarter 2001, MSAF group generated approximately $51.1 million in Total Cash Collections, $4.6 million less than assumed in the 2000 Base Case. This difference is due to a combination of the factors set out below (the numbers in brackets refer to the line item number shown in Appendix B).

[2] RENEGOTIATED LEASES

    Renegotiated Leases refers to the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental. Typically, this can be a permanent reduction over the remaining lease term in exchange for other contractual concessions. No lease was renegotiated during the First Quarter 2001.

[3] RENTAL RESETS

    Rental Resets is a measure of the loss in rental revenue when new lease rates are lower than those assumed in the 2000 Base Case. In the First Quarter 2001, one lease was signed with Region Air, a carrier in the Pacific region, for rental rates lower than the 2000 Base Case assumptions for this aircraft. The new lease terms, coupled with a lease extended on a power by hour basis in the prior fiscal year, resulted in lost rental of $0.9 million for the First Quarter 2001. See "Recent Developments" for a discussion of the current re-marketing task as of April 1, 2001.

[4] CONTRACTED LEASE RENTALS

    Contracted Lease Rentals represents the current contracted lease rental rollout which equates to the 2000 Base Case Lease Rentals less adjustments for Renegotiated Leases and Rental Resets. For the First Quarter 2001, Contracted Lease Rentals were $56.5 million, $0.9 million lower than assumed in the 2000 Base Case.

[5] MOVEMENT IN CURRENT ARREARS BALANCE

    Current Arrears refers to the total Contracted Lease Rentals outstanding from current lessees at a given date and excludes any amounts classified as Bad Debts. Movement in Current Arrears Balance measures the difference in arrears balances between the end of the Fourth Quarter 2000 and February 15, 2001. Actual Current Arrears as of February 15, 2001 were $4.7 million, an increase of $4.0 million from the end of the Fourth Quarter 2000 (payment date November 15, 2000).

                                                              CURRENT    CURRENT     MOVEMENT    SECURITY
                                                              ARREARS    ARREARS    IN CURRENT   DEPOSITS
AIRCRAFT TYPE                                      COUNTRY    11/15/00   2/15/01     ARREARS       HELD
-------------                                      --------   --------   --------   ----------   --------
                                                                                ($ MM)
A321-100.........................................  Turkey       0.7        1.7          1.0        0.7
B737-400.........................................  Spain         --        0.3          0.3        0.5
B747-300.........................................  Iceland       --        0.4          0.4        0.5
B757-200ER.......................................  U.S.A.        --        1.0          1.0        0.6
B757-200ER.......................................  U.S.A.        --        0.4          0.4        0.9
MD-82............................................  U.S.A.        --        0.4          0.4        0.5
MD-83............................................  U.S.A.        --        0.2          0.2        0.3
MD-83............................................  U.S.A.        --        0.3          0.3        0.3
                                                                ---        ---          ---        ---
TOTAL............................................               0.7        4.7          4.0        4.3
                                                                ===        ===          ===        ===

    As at February 15, 2001, five lessees were in arrears, owing $4.7 million, against which MSAF group held security deposits of $4.3 million. See "Recent Developments" for a discussion of the total current arrears as of April 1, 2001.

NET STRESS-RELATED COSTS

    Net Stress-related Costs is a combination of all the factors which can cause actual lease rentals received to differ from the Contracted Lease Rentals. The 2000 Base Case assumes Net Stress-related Costs equal to 4.5% of the 2000 Base Case Lease Rentals.

                                                               ACTUAL    BASE CASE   VARIANCE
                                                              --------   ---------   --------
                                                                          ($ MM)
Bad Debts...................................................      --
Security Deposits Drawn Down................................     0.6
Restructured Arrears........................................      --
AOG.........................................................    (2.7)
Other Leasing Income........................................     1.2
Repossession Costs..........................................    (0.1)
                                                                ----       ----        ---
NET STRESS-RELATED COSTS....................................    (1.0)      (2.6)       1.6
                                                                ====       ====        ===

    For the First Quarter 2001, Net Stress-related Costs amounted to
$1.0 million, $1.6 million less than the 2000 Base Case assumptions. A detailed analysis of Net Stress-related Costs is provided below in line items [6] to [11].

[6] BAD DEBTS AND [7] SECURITY DEPOSITS DRAWN DOWN

    Bad Debts refers to rental arrears owed by lessees who have defaulted and which are deemed irrecoverable. These arrears are partially offset by the draw down of security deposits held and amounts subsequently recovered from the defaulted lessees. In the First Quarter 2001, the security deposit against one lessee was drawn down.

    In January 2000, TransAer, a lessee based in Ireland, restructured rental and maintenance arrears for two A320-200 aircraft into a note payable of $1.4 million. The terms of the restructuring agreement were that amounts totaling $1.4 million would be repaid during June, July and August 2000. None of these restructured arrears were paid. In October 2000, TransAer filed for bankruptcy, with total arrears outstanding of $1.6 million at that date. MSAF group drew down security deposits of $1.0 million against these arrears, $0.4 million in the Fourth Quarter 2000 and $0.6 million in the First Quarter 2001.

[8] RESTRUCTURED ARREARS

    Restructured Arrears refers to current arrears that have been capitalized and restructured into a note payable, which is repaid over an agreed period. There were no losses from Restructured Arrears in the First Quarter 2001.

[9] AIRCRAFT ON GROUND ("AOG")

    AOG is defined as the Base Case Lease Rental lost when an aircraft is off-lease and non-revenue earning. The impact of AOG downtime amounted to lost rental of $2.7 million during the First Quarter 2001. This was in respect of four aircraft:

AOG ANALYSIS FOR THE FIRST QUARTER 2001

                      AIRCRAFT TYPE            OLD LESSEE              NEW LESSEE              TERMINATION TYPE
                      -------------            ----------            --------------            ----------------

1                       A310-300               B.R.A.                Region Air                 Unscheduled
2                       A320-200               TransAer              Cyprus Airways             Unscheduled
3                       A320-200               TransAer              --                         Unscheduled
4                       B737-300               VASP                  Signed LOI                 Unscheduled
TOTAL..........................................................................................................

                       LOST RENTAL
                       -----------
                         ($ MM)
1                          0.3
2                          0.8
3                          0.8
4                          0.8
                           ---
TOTAL................      2.7
                           ===

    See "Recent Developments" for an analysis of AOG as of April 1, 2001.

[10] OTHER LEASING INCOME

    Other Leasing Income consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments, default interest or payment for excess flight hours flown. In the First Quarter 2001, Other Leasing Income amounted to $1.2 million, mainly related to payments received in respect of excess cycles flown by five aircraft during the calendar year 2000.

[11] REPOSSESSION COSTS

    Repossession Costs consists of legal and aircraft technical costs incurred as a result of repossessing an aircraft. In the First Quarter 2001, Repossession Costs amounted to $0.1 million, which primarily related to consultancy and legal fees incurred during the repossession of the two A320-200 aircraft previously on lease to TransAer and the B737-300 previously on lease to VASP.

[13] NET LEASE RENTALS

    Net Lease Rentals is Contracted Lease Rentals plus the Movement in Current Arrears Balance less Net Stress-related Costs. In the First Quarter 2001, Net Lease Rentals amounted to $51.5 million, $3.3 million less than assumed in the 2000 Base Case. The variance was primarily attributable to the large increase in the Current Arrears Balance, which is discussed above in line item [5].

[14] INTEREST EARNED

    Interest Earned relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account in the First Quarter 2001 consisted of the cash liquidity reserve amount of $30.0 million, lessee security deposits of $19.2 million, plus the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next three months. The average interest rate for the First Quarter 2001 was 6.21%, versus the interest rate of 5.77% assumed in the 2000 Base Case. In the First Quarter 2001, Interest Earned amounted to $1.2 million, $0.3 million more than assumed in the 2000 Base Case. The difference was due primarily to a higher interest rate during the First Quarter 2001.

[15] NET MAINTENANCE

    Net Maintenance refers to maintenance receipts less any maintenance reimbursements paid to lessees. In the First Quarter 2001, actual maintenance receipts amounted to $6.2 million while maintenance expenditure amounted to $7.8 million, generating negative Net Maintenance of $1.6 million.

    Maintenance expenditure included the

    - airframe D-check and overhaul of both engines of an A310-300 aircraft repossessed from B.R.A. costing $6.0 million

    - airframe C-check of a B737-300 aircraft repossessed from VASP costing $0.9 million

    - reimbursement from engine reserves of $0.4 million in respect of a B737-300F aircraft

    - preliminary payment of $0.3 million to a maintenance facility for work to be carried out on an A320-200 aircraft previously on lease to TransAer.

    The 2000 Base Case makes no assumptions for Net Maintenance as it assumes that, over time, maintenance receipts will equal maintenance expenditure. However, it is unlikely that in any particular Note Payment Period, maintenance receipts will exactly equal maintenance expenditure.

CASH EXPENSES

    "Total Cash Expenses" includes Aircraft Operating Expenses and SG&A Expenses. In the First Quarter 2001, Total Cash Expenses were $3.3 million, $0.4 million greater than assumed in the 2000 Base Case, which assumes these costs to be 5.0% of the 2000 Base Case Lease Rentals.

                                                               ACTUAL    BASE CASE   VARIANCE
                                                              --------   ---------   --------
                                                                          ($ MM)
Aircraft Operating Expenses.................................    (1.0)      (0.5)       (0.5)
SG&A Expenses...............................................    (2.3)      (2.4)        0.1
                                                                ----       ----        ----
TOTAL CASH EXPENSES.........................................    (3.3)      (2.9)       (0.4)
                                                                ====       ====        ====

AIRCRAFT OPERATING EXPENSES

    Aircraft Operating Expenses includes all operational costs related to the leasing of an aircraft including costs of insurance, re-leasing and other overhead costs. In the First Quarter 2001, Aircraft Operating Expenses amounted to $1.0 million, $0.5 million greater than the 2000 Base Case, which assumes these costs to be 0.8% of the 2000 Base Case Lease Rentals. The variance is discussed below in line items [17] to [18].

[17] INSURANCE

    Insurance costs of $0.4 million were incurred in the First Quarter 2001 and related to the payment of an additional premium in respect of an A320-200 previously on lease to TransAer.

[18] RE-LEASING AND OTHER OVERHEAD COSTS

    Re-leasing and other overhead costs consists of miscellaneous re-delivery and leasing costs associated with re-leasing events. In the First Quarter 2001 these costs amounted to $0.6 million.

SG&A EXPENSES

    SG&A Expenses relates to fees paid to the Aircraft Servicer and to other service providers. In the First Quarter 2001, SG&A Expenses were $2.3 million, slightly less than assumed in the 2000 Base Case. The variance is described below in line items [20] and [21].

[20] AIRCRAFT SERVICER FEES

    Aircraft Servicer Fees is defined as amounts paid to the Aircraft Servicer, ILFC, in accordance with the terms of the Servicing Agreement. In the First Quarter 2001, the total Aircraft Servicer Fees paid was $1.8 million,
$0.2 million lower than assumed in the 2000 Base Case.

                                                               ACTUAL    BASE CASE   VARIANCE
                                                              --------   ---------   --------
                                                                          ($ MM)
Base Fee....................................................    (0.7)      (0.7)        --
Rent Collected Fee..........................................    (0.6)      (0.7)       0.1
Rent Contracted Fee.........................................    (0.5)      (0.6)       0.1
Incentive Fee 2000/2001*....................................      --         --         --
                                                                ----       ----        ---
AIRCRAFT SERVICER FEES......................................    (1.8)      (2.0)       0.2
                                                                ====       ====        ===

------------------------

* For financial year ended November 30, 2001.

    The Base Fee is a fixed amount per month per aircraft and changes only as aircraft are acquired or sold. The Rent Contracted Fee is equal to 1% of all rentals contracted in the current calendar month. The Rent Collected Fee is equal to approximately 1.25% of all rentals received during the previous calendar month. The Incentive Fee applies to the Initial Portfolio only and is set at 10% of all cash flow received above a targeted annual amount set in the Operating Budget at the beginning of each financial year. No Incentive Fee was payable to ILFC in the First Quarter 2001 for the financial year ended November 2001.

[21] OTHER SERVICER FEES

    Other Servicer Fees relates to fees and expenses paid to other service providers including the Administrative Agent, Financial Advisor, legal advisors, accountants and Independent Trustees. In the First Quarter 2001, Other Servicer Fees amounted to $0.5 million, $0.1 million greater than assumed in the 2000 Base Case.

NET CASH COLLECTIONS

    "Net Cash Collections" equals Total Cash Collections less Total Cash Expenses, Drawings from and Transfers to Expense Account, Interest Payments, Swap Payments and Exceptional Items.

                                                               ACTUAL    BASE CASE   VARIANCE
                                                              --------   ---------   --------
                                                                          ($ MM)
Total Cash Collections......................................    51.1        55.7       (4.6)
Total Cash Expenses.........................................    (3.3)       (2.9)      (0.4)
Drawings from Expense Account...............................     9.2          --        9.2
Transfers to Expense Account................................    (7.3)         --       (7.3)
Interest Payments...........................................   (32.1)      (30.5)      (1.6)
Swap Payments...............................................    (1.3)       (2.6)       1.3
Exceptional Items...........................................      --          --         --
                                                               -----       -----       ----
NET CASH COLLECTIONS........................................    16.3        19.7       (3.4)
                                                               =====       =====       ====

[23] TOTAL CASH COLLECTIONS

    As discussed in line items [2] to [15], MSAF group generated approximately $51.1 million in Total Cash Collections, $4.6 million less than assumed in the 2000 Base Case.

[24] TOTAL CASH EXPENSES

    As discussed in line items [17] to [21], MSAF group incurred approximately $3.3 million in Total Cash Expenses, $0.4 million higher than assumed in the 2000 Base Case.

[25] DRAWINGS FROM EXPENSE ACCOUNT

    The Expense Account contains cash set aside each month from current cash collections to pay for expenses which are expected to be payable over the next three months. The Administrative Agent determines the level of cash set aside each month. In the First Quarter 2001, $9.2 million was drawn from the Expense account to pay expenses incurred and which were payable during the period. The 2000 Base Case makes no assumption as to the level of these Drawings.

[26] TRANSFERS TO EXPENSE ACCOUNT

    Transfers to the Expense Account represents the level of cash set aside each month to pay for expenses which are expected to be payable over the next three months. In the First Quarter 2001, $7.3 million was transferred to the Expense Account. As at February 15, 2001, the closing balance on the Expense Account was $9.0 million, which will be used to fund future cash expenses, primarily maintenance reimbursements.

[27] INTEREST PAYMENTS AND [28] SWAP PAYMENTS

    In the First Quarter 2001, Interest Payments to Noteholders amounted to $32.1 million. This is $1.6 million higher than the 2000 Base Case, which assumes Interest Payments for the First Quarter 2001 to be $30.5 million. The higher Interest Payments are due to a higher than assumed average LIBOR. The average LIBOR for the First Quarter 2001 was 6.40% versus an assumed LIBOR of 5.97%.

    The higher Interest Payments were partially offset by a reduction in the amount of Swap Payments. MSAF group paid $1.3 million in Swap Payments, $1.3 million less than assumed in the 2000 Base Case.

[29] EXCEPTIONAL ITEMS

    Exceptional Items refers to cash flows that occur infrequently and are outside the normal business activities of MSAF group. There were no exceptional cash flows in the First Quarter 2001.

[31] PRINCIPAL PAYMENTS

    In the First Quarter 2001, total Principal Payments to Noteholders amounted to $16.3 million, $3.4 million less than assumed in the 2000 Base Case, reflecting the lower Net Cash Collections available during this period.

                            III OTHER FINANCIAL DATA

    Details of interest and debt coverage ratios and Loan-to-Value ratios (LTV's) as of February 15, 2001 are shown in Appendix D.

    CASH

    Cash held at February 15, 2001 was $58.2 million. This included
$30.0 million representing the cash portion of the Liquidity Reserve Amount at that time. This is a source of liquidity for, among other things, maintenance obligations, operating expenses and contingent liabilities. The balance consisted of $19.2 million in lessee security deposits and $9.0 million in accrued expenses held in the Expense Account in respect of future cash expenses.

    In addition to the $58.2 million cash balance held at February 15, 2001, the Liquidity Reserve Amount also contained credit and liquidity facilities provided by MSDW and ILFC aggregating to $70.8 million. Neither of these facilities was drawn upon in the First Quarter 2001.

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

    A-D NOTE BALANCE

    As at February 15, 2001, the aggregate amount of Class A-D Notes outstanding was $1,756.1 million. This is $1.0 million ahead of the 2000 Base Case, which assumes the aggregate amount of Class A-D Notes outstanding to be $1,757.1 million.

                             IV RECENT DEVELOPMENTS

    The following discussion refers to information pertaining to the combined portfolio of 61 aircraft plus an engine which were owned by MSAF group as of April 1, 2001.

    RE-MARKETING TASK FOR COMBINED PORTFOLIO

    As of April 1, 2001, the total near-term re-marketing task for the combined portfolio was 18 aircraft, of which 3 relate to aircraft off-lease and 15 relate to leases scheduled to expire before November 30, 2002.

    Of the three aircraft off-lease, two are subject to non-binding letters of intent, one A321-100 and one B737-300. The third aircraft, an A320-200, which was previously on lease to TransAer, is currently undergoing maintenance work.

    Of the fifteen leases scheduled to expire before November 30, 2002, four are subject to non-binding letters of intent. The other leases are not yet subject to non-binding letters of intent, but the Servicer is currently negotiating lease extensions with three of the current lessees.

SUMMARY                                                       NO. OF AIRCRAFT
-------                                                       ---------------
No. of Aircraft Assets subject to Lease Agreements..........          59
No. of Aircraft Assets off-lease............................           3
                                                                    ----
Total No. of Aircraft Assets................................          62
                                                                    ====

No. of Aircraft Assets off-lease............................           3
No. of Leases scheduled to expire before Nov 30, 2001.......           5
No. of Leases scheduled to expire in the year to Nov 30,
  2002......................................................          10
                                                                    ----
Equals Total Near-term re-marketing task....................          18
                                                                    ====

  Of which LOI's signed.....................................           6
                                                                    ====

    RE-MARKETING TASK: BY NUMBER OF AIRCRAFT

                                                                                      YEAR ENDING
                                                       --------------------------------------------------------------------------
                                                         2001       2002       2003       2004       2005      >2006      TOTAL
                                                       --------   --------   --------   --------   --------   --------   --------
A300.................................................                                        1                     1          2
A310.................................................                             2                                1          3
A320.................................................     2-*                     2          1                     1          6
A321.................................................     1-*                     1                                           2
A330.................................................                  1                                                      1
A340.................................................                             1                                           1
B737.................................................    4-**        4**          5          4          2          1         20
B747.................................................                  1          1                                           2
B757.................................................                  2                                4          2          8
B767.................................................                  1          2          1          1          1          6
F50..................................................                             2                                           2
F70..................................................                                        3                                3
MD82.................................................                                        1                                1
MD83.................................................       1                     1                     1          1          4
Engine...............................................                  1                                                      1
                                                        -----       ----       ----       ----       ----       ----       ----
TOTAL................................................       8         10         17         11          8          8         62
                                                        =====       ====       ====       ====       ====       ====       ====

------------------------

*   Includes aircraft currently subject to a non-binding letter of intent.

-  Includes aircraft currently off-lease.

    RE-MARKETING TASK: BY APPRAISED VALUE*

                                                                     YEAR ENDING
                                      --------------------------------------------------------------------------
                                        2001       2002       2003       2004       2005      >2006      TOTAL
                                      --------   --------   --------   --------   --------   --------   --------
A300................................                                      2.45%                 2.27%      4.72%
A310................................                           2.38%                            1.42%      3.80%
A320................................     3.30%                 3.07%      1.53%                 1.47%      9.37%
A321................................     2.04%                 2.02%                                       4.06%
A330................................                4.05%                                                  4.05%
A340................................                           4.77%                                       4.77%
B737................................     4.16%      4.91%      6.52%      4.80%      1.58%      1.44%     23.41%
B747................................                4.72%      2.24%                                       6.96%
B757................................                3.50%                            7.30%      4.14%     14.94%
B767................................                2.96%      3.93%      2.98%      3.27%      3.32%     16.46%
F50.................................                           0.60%                                       0.60%
F70.................................                                      1.95%                            1.94%
MD82................................                                      0.94%                            0.94%
MD83................................     0.87%                 0.92%                 0.91%      0.97%      3.67%
Engine..............................                0.31%                                                  0.31%
                                       ------     ------     ------     ------     ------     ------     ------
TOTAL...............................    10.37%     20.45%     26.44%     14.66%     13.05%     15.03%       100%
                                       ======     ======     ======     ======     ======     ======     ======

------------------------

*   Appraised Value as of September 30, 2000.

    As of April 1, 2001, 54 leases, representing 84.97% of the portfolio by appraised value as of September 30, 2000, were scheduled to expire before November 30, 2005. As of April 1, 2001, the average remaining term to lease expiry date, weighted by appraised value as of September 30, 2000 was 34 months. This would extend to 38 months if the six aircraft currently subject to non-binding letters of intent progressed to signed leases.

AIRCRAFT ON GROUND (AOG)

    As of April 1, 2001, there were three aircraft on the ground:

    AOG ANALYSIS APRIL 1, 2001

                                                                                      EXPECTED
AIRCRAFT TYPE                                           OLD LESSEE     STATUS      DELIVERY DATE
-------------                                           ----------   -----------   --------------
A320-200..............................................  TransAer     Available     n/a
A321-100..............................................  Air Alfa     Signed LOI    June 2001
B737-300..............................................  VASP         Signed LOI    April 19, 2001

    The lease in respect of the A320-200 aircraft with TransAer was terminated in October 2000. TransAer had been operating this aircraft on wet lease to Libyan Arab Airlines, which detained the aircraft. MSAF group believes that Libyan Arab Airlines had no right to keep possession of the aircraft and an insurance claim for loss of the aircraft was submitted. On April 3, 2001, the aircraft was recovered and returned to MSAF group's possession by agents of the British insurers underwriting the insurance policies against which MSAF group had submitted its claim, under an arrangement to which MSAF group agreed after obtaining the U.S. Government's approval. The aircraft is currently in a maintenance facility in the United States for maintenance work necessary to re-lease it. MSAF group does not yet know how much such maintenance work will cost. MSAF group may incur further costs in relation to this matter, including with respect to the pending insurance claim. In addition, MSAF group has a claim in TransAer's pending bankruptcy proceedings for the unpaid arrears, but it is unclear how much, if any, of such arrears MSAF group will be able to recover. This aircraft represents 1.7% of the portfolio by appraised value as of September 30, 2000

    The A321-100 aircraft was repossessed from Air Alfa in March 2001. This aircraft, which is currently the subject of a non-binding letter of intent, represents approximately 2.0% of the portfolio by appraised value as of September 30, 2000.

    The B737-300 aircraft was repossessed from VASP in May 2000. The aircraft was recently deregistered from the Brazilian registry and is currently the subject of a non-binding letter of intent. This aircraft represents approximately 1.0% of the portfolio by appraised value as of September 30, 2000.

    LESSEE DIFFICULTIES

    As of April 1, 2001, five lessees were in arrears. The five aircraft on lease to these lessees represented 8.3% of the portfolio by appraised value as of September 30, 2000. The total current arrears amount with respect to these five lessees was $3.2 million, of which $2.2 million related to rental payments and $1.0 million related to maintenance reserves. MSAF group held security deposits of $3.3 million against these arrears. The current arrears amount represented 1.3% of annual lease rental payments. The weighted average number of days past due of such arrears was 64 days.

    The categorization of countries into the geographical regions of Developed Markets, Emerging Markets and Other is determined using Morgan Stanley Capital International, Inc. ("MSCI") designations. A regional analysis of current arrears as of April 1, 2001 is shown below.

                                                    %
                                                APPRAISED    NO. OF      NO. OF     NO. OF    CURRENT    SECURITY
                       REGION                     VALUE     COUNTRIES   AIRCRAFT   LESSEES    ARREARS    DEPOSIT
                       ------                   ---------   ---------   --------   --------   --------   --------
                                                                                                    ($ MM)
Developed............  Europe                      1.2%          1          1          1         0.1       0.5
                       North America.........      2.6%          1          2          2         1.6       0.9
                       Pacific...............       --           0          0          0         0.0       0.0
Emerging.............  Europe and Middle East       --           0          0          0         0.0       0.0
                       Asia..................      2.3%          1          1          1         0.6       1.3
                       Latin America.........       --           0          0          0         0.0       0.0
Other................  Other                       2.2%          1          1          1         0.9       0.6
                       ----------------------      ---         ---        ---        ---        ----       ---
                       TOTAL ARREARS.........      8.3%          4          5          5         3.2       3.3
                       ======================      ===         ===        ===        ===        ====       ===

    As of April 1, 2001, 17 of MSAF group's aircraft were leased to 10 lessees domiciled in certain emerging market nations, including those located in Eastern Europe, Latin America and Asia. Due to the overall slowdown in the global economy it is possible that lessees in emerging markets may be adversely affected and experience payment difficulties.

    EUROPE (DEVELOPED)

    MSAF group currently leases 23.1% of the portfolio by appraised value as of September 30, 2000 in the Europe (Developed) region. One of the five lessees currently in arrears is based in this region.

    As of April 1, 2001, Air Europa, a lessee based in Spain, owed maintenance arrears of $0.1 million in respect of an aircraft against which MSAF group held a security deposit of $0.5 million. This aircraft, a B737-400, represents 1.2% of the portfolio by appraised value as of September 30, 2000.

    NORTH AMERICA (DEVELOPED)

    MSAF group currently leases 15.4% of the portfolio by appraised value as of September 30, 2000 in the North America (Developed) region. Two of the five lessees currently in arrears are based in this region.

    As of April 1, 2001, TWA, a lessee based in the U.S.A., owed rental arrears of $0.2 million in respect of an MD-83 aircraft against which MSAF group held security deposits of $0.3 million. On January 10, 2001, TWA announced that it and certain of its subsidiaries had voluntarily filed petitions in the U.S. District Court in Wilmington, Delaware for relief under Chapter 11 of the U.S. Bankruptcy Code. TWA also announced that it had reached agreement with American Airlines, Inc. ("American"), in which American would acquire substantially all the assets of TWA. MSAF group currently has 4 aircraft on lease to TWA, or approximately 5.1% of the fleet by appraised value as of September 30, 2000. The four aircraft are one B757-200ER, two MD-83s and one MD-82. American has signed an agreement affirming its intention to continue the leases on all four aircraft but at lower rental rates to reflect the credit rating of American. In exchange for this reduction in rental rates, American has agreed to extend the current lease expiration date for all four aircraft. Pursuant to the agreement which has been signed with American, TWA will assign the leases on all four aircraft to a wholly owned American subsidiary called TWA Airlines, LLC, which will operate the aircraft.

    As of April 1, 2001, National Airlines, a lessee based in the U.S.A., owed arrears of $1.4 million, of which $1.2 million related to rental payments and $0.2 million related to maintenance reserves. MSAF group held a security deposit of $0.6 million against these arrears. MSAF group currently leases one B757-200ER to National Airlines, which represents 1.6% of the portfolio by appraised value as of September 30, 2000. On December 6, 2000, National Airlines announced that it had voluntarily filed petitions in the U.S. District Court in Wilmington, Delaware for relief under Chapter 11 of the U.S. Bankruptcy Code. MSAF group has agreed to continue leasing this aircraft to National Airlines on a weekly basis subject to National Airlines making weekly lease rental payments. National Airlines is currently exploring all opportunities to raise financing, but it is not yet clear whether the airline will raise the necessary financing to continue operations.

    PACIFIC (DEVELOPED)

    MSAF group currently leases 13.1% of the portfolio by appraised value as of September 30, 2000 in the Pacific (Developed) region. As of April 1, 2001, none of these lessees were in arrears.

    EUROPE AND MIDDLE EAST (EMERGING)

    MSAF group currently leases 5.6% of the portfolio by appraised value as of September 30, 2000 in the Europe and Middle East (Emerging) region. As of April 1, 2001, none of these lessees were in arrears.

    ASIA (EMERGING)

    MSAF group currently leases 15.9% of the portfolio by appraised value as of September 30, 2000 in the Asia (Emerging) region. One of five lessees currently in arrears is based in this region.

    As of April 1, 2001, Asiana Airlines, a lessee based in South Korea, owed rental arrears of $0.6 million in respect of an aircraft against which MSAF group held a security deposit of $1.3 million. This asset, a B767-300ER, represents 2.3% of the portfolio by appraised value as of September 30, 2000.

    LATIN AMERICA (EMERGING)

    MSAF group currently leases 5.0% of the portfolio in Latin America (all in Mexico) by appraised value as of September 30, 2000. As of April 1, 2001, none of these lessees were in arrears.

    OTHER

    MSAF group currently leases 17.2% of the portfolio by appraised value as of September 30, 2000 in the Other region. One of the five lessees currently in arrears is based in this region.

    As of April 1, 2001, Air Atlanta Icelandic, a lessee based in Iceland, owed total arrears of $0.9 million, of which $0.2 million related to rental payments and $0.7 million related to maintenance reserves. MSAF group held a security deposit of $0.6 million against these arrears. This aircraft, a B747-300, represents 2.2% of the portfolio by appraised value as of September 30, 2000.

    BAD DEBTS

    With the exception of the current arrears of $3.2 million that were discussed under Lessee Difficulties above, as of April 1, 2001 there were other arrears of $2.9 million due to be paid to the MSAF group.

    One of our lessees, Air Alfa, a carrier based in Turkey, defaulted on its obligations under its lease of an A321-100 and the aircraft was repossessed in March 2001. The lease was scheduled to expire in April 2003. Total arrears, associated with the lessee, at the time of repossession amounted to $2.9 million, of which $2.2 million related to rental payments and $0.7 million related to maintenance reserves. In March 2001 these arrears were re-classified from Current Arrears to Bad Debts and a security deposit of $0.7 million, held by MSAF group, was drawn down against this lessee. The Servicer has scheduled to meet with this lessee in mid-April and discuss the recovery of these arrears. This aircraft, which is currently the subject of a non-binding letter of intent, represents approximately 2.0% of the portfolio by appraised value as of September 30, 2000.

    RESTRUCTURED ARREARS

    A former Brazilian lessee, VARIG, negotiated an early termination of its lease of a B747-300 aircraft in July 1999. The total amount of rental payments and maintenance reserves due under this lease, at the date of the termination agreement, was $4.8 million against which MSAF group drew down a security deposit of $1.1 million. Under the terms of the termination agreement, VARIG is scheduled to repay $10.8 million over eight years to offset arrears of $4.8 million and approximately $6.0 million for maintenance and downtime costs. Provided no default has occurred by October 2005 under this note payable, the total remaining payments will be reduced by approximately $1.1 million on a pro-rata basis between October 2005 and October 2007, the scheduled final payment date under the note. As of April 1, 2001, VARIG had made all payments due under the note payable. This aircraft, which is currently on lease to Air Atlanta Icelandic, represents approximately 2.2% of the portfolio by appraised value as of September 30, 2000.

    AIRWORTHINESS DIRECTIVES

    The United States Federal Aviation Administration ("FAA") issued an Airworthiness Directive ("AD") in each of July and August 2000 requiring special detailed inspections to detect cracking of the main deck cargo door frames of Pemco-converted Boeing 737-200 and 737-300 freighters. The FAA issued a further AD to supersede the first two ADs, the result of which required operators to carry out modifications to the main deck cargo door frames. There are two aircraft in the portfolio subject to this AD, together representing 2.0% of the portfolio by appraised value as of September 30, 2000. It has been determined that the costs of the modification were immaterial.

    On September 14, 2000, the FAA announced a proposal for the long-term redesign of the Boeing 737 rudder system and several short-term initiatives designed to enhance rudder safety on all Boeing 737 models. The redesign would increase the overall safety of the B737 by simplifying the rudder system and eliminating a range of both previously known and recently discovered failure possibilities. It may be some time before the FAA issues a formal AD. There are currently twenty B737s in the portfolio, together representing 23.4% of the portfolio by appraised value as of September 30, 2000. One of the twenty B737 aircraft is currently off-lease, but under the remaining nineteen leases all costs of compliance with ADs are the obligation of the lessees.

                                                                      APPENDIX A

                                  V APPENDICES

                     PORTFOLIO ANALYSIS AS OF APRIL 1, 2001

                                                                                                       APPRAISED
                                                                                                         VALUE
                                                                                                         AS OF
                                                                    ENGINE       SERIAL     DATE OF    SEP. 30,    % OF
REGION(1)           COUNTRY         LESSEE           TYPE       CONFIGURATION    NUMBER  MANUFACTURER    2000     FLEET   REGIONAL
---------         ------------ ---------------- -------------- ---------------- -------- ------------- --------- -------- --------
                                                                                                         ($MM)
1 EUROPE......... France       Air Liberte      MD-83          PW JT8D-219        49822     Dec-88        16.71     0.9%
2 (Developed)....              Europe Airpost
                               (formerly
                  France       l'Aeropostale)   B737-300QC     CFM 56-3C1         23788     May-87        19.53     1.0%
3................ Ireland      Aer Lingus       A330-300       CF6-80E1              54     Apr-94        77.32     4.0%
4................ Netherlands  KLM              Engine         CF6-80C2-B6F      704279     Jul-95         5.89     0.3%
5................ Netherlands  KLM Cityhopper   F50            PW100-125B         20232     Oct-91         5.72     0.3%
6................ Netherlands  KLM Cityhopper   F50            PW100-125B         20233     Oct-91         5.71     0.3%
7................ Netherlands  Transavia        B737-300       CFM 56-3C1         27635     May-95        27.50     1.4%
8................ Norway       Braathens        B737-500       CFM 56-3B1         25165     Apr-93        18.85     1.0%
9................ Norway       Braathens        B737-500       CFM 56-3C1         26304     Sep-94        20.46     1.1%
10............... Spain        Air Europa       B737-400       CFM 56-3C1         24707     Jun-91        23.26     1.2%
11............... UK           Air 2000         B757-200ER     RB211-535-E4       23767     Apr-87        27.39     1.4%
12............... UK           Air 2000         B767-300ER     CF6-80C2-B6F       26256     Apr-93        62.50     3.3%
13...............              Britannia
                  UK           Airways          B757-200ER     RB211-535-E4-37    26266     Jan-93        39.49     2.1%
14............... UK           JMC Airlines     A320-200       V2500-A1             393     Feb-93        29.17     1.5%
15............... UK           JMC Airlines     B757-200ER     RB211-535-E4-37    24367     Feb-89        30.71     1.6%
16............... UK           Monarch Airlines A320-200       CFM 56-5A3           446     Oct-93        31.20     1.6%
--subtotal...............................................................................................................   23.1%
17 NORTH
    AMERICA...... Canada       Air Canada       A320-200       CFM 56-5A3           279     Feb-92        28.07     1.5%
18 (Developed)... Canada       Canada 3000      A320-200       CFM 56-5A3           397     Mar-93        29.54     1.5%
19............... U.S.A.       Alaska Airlines  B737-400       CFM 56-3C1         25104     May-93        26.27     1.4%
20............... U.S.A.       Alaska Airlines  B737-400       CFM 56-3C1         25105     Jul-93        26.14     1.4%
21...............              Continental
                  U.S.A.       Airlines         B737-300       CFM 56-3B1         26309     Dec-94        25.57     1.3%
22...............              National
                  U.S.A.       Airlines         B757-200ER     RB211-535-E4       24260     Dec-88        30.98     1.6%
23...............              Southwest
                  U.S.A.       Airlines         B737-300       CFM 56-3B1         23255     Jun-85        14.75     0.8%
24...............              Southwest
                  U.S.A.       Airlines         B737-300       CFM 56-3B2         23256     Jul-85        15.37     0.8%
25............... U.S.A.       TWA              B757-200ER     PW 2037            28160     Jul-96        43.99     2.3%
26............... U.S.A.       TWA              MD-83          PW JT8D-219        49657     Apr-88        17.30     0.9%
27............... U.S.A.       TWA              MD-83          PW JT8D-219        49824     Mar-89        18.49     1.0%
28............... U.S.A.       TWA              MD-82          PW JT8D-217C       49825     Mar-89        17.97     0.9%
--subtotal...............................................................................................................   15.4%
29 PACIFIC....... Australia    Ansett           B767-200ER     CF6-80A            23807     Aug-87        31.21     1.6%
30 (Developed)... Hong Kong    Cathay Pacific   B747-400       RB211-525-H2-19    24955     Sep-91        90.28     4.7%
31............... New Zealand  Air New Zealand  B767-300ER     CF6-80C2-B6        24875     Jun-91        56.57     3.0%
32............... Singapore    Region Air       A310-300       PW JT9D-7R4E1        409     Nov-85        22.13     1.2%
33............... Singapore    Region Air       A310-300       PW JT9D-7R4E1        410     Nov-85        23.36     1.2%
34............... Singapore    Region Air       A310-300       PW JT9D-7R4E1        437     Nov-86        27.17     1.4%
--subtotal...............................................................................................................   13.1%
35 EUROPE AND.... Czech
                  Republic     Travel Service   B737-400       CFM 56-3B2         24234     Oct-88        20.43     1.1%
36 MIDDLE EAST... Greece       Olympic Airways  B737-400       CFM 56-3C1         25371     Jan-92        24.46     1.3%
37 (Emerging).... Hungary      Malev            F70            TAY MK620-15       11564     Dec-95        11.88     0.6%
38............... Hungary      Malev            F70            TAY MK620-15       11565     Feb-96        12.65     0.7%
39............... Hungary      Malev            F70            TAY MK620-15       11569     Mar-96        12.65     0.7%
40............... Turkey       Pegasus          B737-400       CFM 56-3C1         26279     Feb-92        25.82     1.4%
--subtotal...............................................................................................................    5.6%

                                  V APPENDICES

                     PORTFOLIO ANALYSIS AS OF APRIL 1, 2001

                                                                                                       APPRAISED
                                                                                                         VALUE
                                                                                                         AS OF
                                                                    ENGINE       SERIAL     DATE OF    SEP. 30,    % OF
REGION(1)           COUNTRY         LESSEE           TYPE       CONFIGURATION    NUMBER  MANUFACTURER    2000     FLEET   REGIONAL
---------         ------------ ---------------- -------------- ---------------- -------- ------------- --------- -------- --------
                                                                                                         ($MM)
41 ASIA.......... China        China Hainan     B737-300       CFM 56-3C1         26295     Dec-93        24.34     1.3%
42 (Emerging).... South Korea  Asiana Airlines  B767-300ER     CF6-80C2-B6F       24798     Oct-90        43.82     2.3%
43............... South Korea  Asiana Airlines  B767-300ER     CF6-80C2-B6F       25132     Feb-92        56.99     3.0%
44............... South Korea  Asiana Airlines  B737-400       CFM 56-3C1         26291     Aug-93        26.27     1.4%
45............... South Korea  Asiana Airlines  B737-400       CFM 56-3C1         26308     Oct-94        26.40     1.4%
46............... Taiwan       China Airlines   A300-600R      PW 4158              555     Mar-90        43.33     2.3%
47............... Taiwan       China Airlines   A300-600R      PW 4158              625     Mar-92        46.92     2.5%
48............... Taiwan       F.E.A.T.         B757-200ER     PW 2037            25044     May-91        35.19     1.8%
--subtotal...............................................................................................................   15.9%
49 LATIN
    AMERICA...... Mexico       AeroMexico       B757-200ER     PW 2037            26272     Mar-94        39.59     2.1%
50 (Emerging).... Mexico       AeroMexico       MD-83          PW JT8D-219        53050     May-90        17.63     0.9%
51............... Mexico       Mexicana         B757-200ER     PW 2040            24965     Mar-92        38.21     2.0%
--subtotal...............................................................................................................    5.0%
52 OTHER......... Cyprus       Cyprus Airways   A320-200       V2500-A1             414     May-93        29.27     1.5%
53............... Fiji         Air Pacific      B767-300ER     CF6-80C2-B6        26260     Sep-94        63.43     3.3%
54...............              Air Atlanta
                  Iceland      Icelandic        B747-300       CF6-80C2           24106     Apr-88        42.84     2.2%
55............... Iceland      Icelandair       B737-300F      CFM 56-3B2         23811     Oct-87        19.51     1.0%
56...............              Lithuanian
                  Lithuania    Airlines         B737-300       CFM 56-3B2         24449     Apr-90        19.97     1.0%
57............... Macau        Air Macau        A321-100       V2530-A5             557     Dec-95        38.51     2.0%
58............... Malta        Air Malta        B737-300       CFM 56-3B2         25161     Feb-92        23.42     1.2%
59............... Mauritius    Air Mauritius    A340-300       CFM 56-5C3G           94     Mar-95        91.10     4.8%
--subtotal...............................................................................................................   17.2%
60 AVAILABLE FOR
    LEASE........ AOG          AOG              B737-300       CFM 56-3B2         24299     Nov-88        19.03     1.0%
61............... AOG          AOG              A320-200       V2500-A1             428     May-94        31.87     1.7%
62............... AOG          AOG              A321-100       V2530-A5             597     May-96        39.06     2.0%
--subtotal...............................................................................................................    4.7%
                                                                                                        -------   -----     ----
Total.................................................................................................  1,911.2     100%     100%
                                                                                                        =======   =====     ====

----------------------------------------

(1) Regions are defined according to the Morgan Stanley Capital International designations.

Number of aircraft on lease.................................      59
Number of aircraft off-lease................................       3
                                                               -----
Total number of aircraft....................................      62
                                                               =====

Number of lessees...........................................      41
Number of countries.........................................      27

Total developed.............................................    51.6%
Total emerging..............................................    26.5%
Total other.................................................    17.2%
Total AOG...................................................     4.7%
                                                               -----
                                                               100.0%
                                                               =====

                                                                      APPENDIX B

                   COMPARISON OF ACTUAL CASH FLOWS VERSUS THE
                   2000 BASE CASE FOR THE FIRST QUARTER 2001

                                                                  ACTUAL   BASE CASE  VARIANCE  ACTUAL  BASE CASE  VARIANCE
                                                                  -------  ---------  --------  ------  ---------  --------
                                                                  (AMOUNTS IN MILLIONS OF USD)     (% OF 2000 BASE CASE)
                        CASH COLLECTIONS
[1]                     Lease Rentals...........................     57.4      57.4       --    100.0%    100.0%       --
[2]                     --Renegotiated Leases...................       --        --       --       --        --        --
[3]                     --Rented Resets.........................     (0.9)       --     (0.9)    (1.6)%      --      (1.6)%
                                                                  -------   -------    -----    -----     -----     -----
[4]    [1]...[3]        CONTRACTED LEASE RENTALS................     56.5      57.4     (0.9)    98.4%    100.0%     (1.6)%

[5]                     Movement in Current Arrears   Balance...     (4.0)       --     (4.0)    (7.0)%      --      (7.0)%

                        less Net Stress-related Costs...........
[6]                     --Bad Debts                                    --                          --
[7]                     --Security Deposits Drawn Down..........      0.6                         1.0%
[8]                     --Restructured Arrears..................       --                          --
[9]                     --AOG                                        (2.7)                       (4.7)%
[10]                    --Other Leasing Income..................      1.2                         2.0%
[11]                    --Repossession Costs....................     (0.1)                       (0.1)%
                                                                  -------   -------    -----    -----     -----     -----
[12]   [6]...[11]       sub-total...............................     (1.0)     (2.6)     1.6     (1.8)%    (4.5)%     2.7%

[13]   [4]+[5]+[12]     NET LEASE RENTALS.......................     51.5      54.8     (3.3)    89.6%     95.5%     (5.9)%
[14]                    Interest Earned.........................      1.2       0.9      0.3      2.0%      1.5%      0.5%

                        Maintenance Receipts....................      6.2        --      6.2     10.9%       --      10.9%
                        Maintenance Payments....................     (7.8)       --     (7.8)   (13.6)%      --     (13.6)%
                                                                  -------   -------    -----    -----     -----     -----
                        Net Maintenance                              (1.6)       --     (1.6)    (2.7)%      --      (2.7)%
[16]   [13]...[15]      TOTAL CASH COLLECTIONS..................     51.1      55.7     (4.6)    88.9%     97.0%     (8.1)%
                                                                  =======   =======    =====    =====     =====     =====
                        CASH EXPENSES
                        Aircraft Operating Expenses
[17]                    --Insurance.............................     (0.4)                       (0.6)%
[18]                    --Re-leasing and other overheads........     (0.6)                       (1.1)%
                                                                  -------   -------    -----    -----     -----     -----
[19]   [17]+[18]        sub-total...............................     (1.0)     (0.5)    (0.5)    (1.7)%    (0.8)%    (0.9)%

                        SG&A Expenses
                        Aircraft Servicer Fees
                        --Base Fee..............................     (0.7)     (0.7)      --     (1.3)%    (1.3)%      --
                        --Rent Collected Fee....................     (0.6)     (0.7)     0.1     (1.1)%    (1.2)%     0.1%
                        --Rent Contracted Fee...................     (0.5)     (0.6)     0.1     (0.9)%    (1.0)%     0.1%
                        --Incentive Fee.........................       --        --       --       --        --        --
                                                                  -------   -------    -----    -----     -----     -----
[20]                    sub-total...............................     (1.8)     (2.0)     0.2     (3.3)%    (3.5)%     0.2%

                        Other Servicer Fees
                        --Cabot.................................     (0.3)     (0.2)    (0.1)    (0.5)%    (0.4)%    (0.1)%
                        --Other Service Providers...............     (0.2)     (0.2)      --     (0.3)%    (0.3)%      --
                                                                  -------   -------    -----    -----     -----     -----
[21]                    sub-total...............................     (0.5)     (0.4)    (0.1)    (0.8)%    (0.7)%    (0.1)%

[22]   [19]...[21]      TOTAL CASH EXPENSES.....................     (3.3)     (2.9)    (0.4)    (5.8)%    (5.0)%    (0.8)%
                                                                  =======   =======    =====    =====     =====     =====

                   COMPARISON OF ACTUAL CASH FLOWS VERSUS THE
                   2000 BASE CASE FOR THE FIRST QUARTER 2001

                                                                  ACTUAL   BASE CASE  VARIANCE  ACTUAL  BASE CASE  VARIANCE
                                                                  -------  ---------  --------  ------  ---------  --------
                                                                  (AMOUNTS IN MILLIONS OF USD)     (% OF 2000 BASE CASE)
                        NET CASH COLLECTIONS
[23]   [16]             Total Cash Collections..................     51.1      55.7     (4.6)    88.9%     97.0%     (8.1)%
[24]   [22]             Total Cash Expenses.....................     (3.3)     (2.9)    (0.4)    (5.8)%    (5.0)%    (0.8)%
[25]                    Drawings from Expense Account...........      9.2        --      9.2     16.1%       --      16.1%
[26]                    Transfers to Expense Account............     (7.3)       --     (7.3)   (12.7)%      --     (12.7)%
[27]                    Interest Payments.......................    (32.1)    (30.5)    (1.6)   (55.9)%   (53.2)%    (2.7)%
[28]                    Swap Payments...........................     (1.3)     (2.6)     1.3     (2.2)%    (4.4)%     2.2%
[29]                    Exceptional Items.......................       --        --       --       --        --        --
                                                                  -------   -------    -----    -----     -----     -----
[30]   [23]...[29]      TOTAL...................................     16.3      19.7     (3.4)    28.4%     34.4%     (6.0)%
                                                                  =======   =======    =====    =====     =====     =====
[31]                    PRINCIPAL PAYMENTS
                        subclass A2.............................      5.3       6.3     (1.0)     9.2%     11.0%     (1.8)%
                        subclass A3.............................       --        --       --       --        --        --
                        subclass A4.............................       --        --       --       --        --        --
                        subclass A5.............................      9.0      11.4     (2.4)    15.6%     19.8%     (4.2)%
                        subclass B1.............................      1.7       1.7       --      3.0%      3.0%       --
                        subclass B2.............................       --        --       --       --        --        --
                        subclass C1.............................      0.3       0.3       --      0.6%      0.6%       --
                        subclass C2.............................       --        --       --       --        --        --
                        subclass D1.............................       --        --       --       --        --        --
                                                                  -------   -------    -----    -----     -----     -----
                        TOTAL...................................     16.3      19.7     (3.4)    28.4%     34.4%     (6.0)%
                                                                  =======   =======    =====    =====     =====     =====

                                                                      APPENDIX C

     PERFORMANCE TO DATE VERSUS THE 2000 BASE CASE AS OF FEBRUARY 15, 2001

                                                                   AMOUNTS IN MILLIONS OF USD       % OF 2000 BASE CASE
                                                                  ----------------------------  ---------------------------
                                                                  ACTUAL   BASE CASE  VARIANCE  ACTUAL  BASE CASE  VARIANCE
                                                                  -------  ---------  --------  ------  ---------  --------
                        CASH COLLECTIONS
[1]                     Lease Rentals...........................    218.1     218.1       --    100.0%    100.0%       --
[2]                     --Renegotiated Leases...................       --        --       --       --        --        --
[3]                     --Rented Resets.........................     (1.0)       --     (1.0)    (0.4)%      --      (0.4)%
                                                                  -------   -------    -----    -----     -----     -----
[4]    [1]...[3]        CONTRACTED LEASE RENTALS................    217.1     218.1     (1.0)    99.6%    100.0%     (0.4)%

[5]                     Movement in Current Arrears Balance.....     (4.7)       --     (4.7)    (2.1)%      --      (2.1)%

                        less Net Stress-related Costs
[6]                     --Bad Debts.............................     (1.8)                       (0.8)%
[7]                     --Security Deposits Drawn Down..........      1.7                         0.7%
[8]                     --Restructured Arrears..................       --                          --
[9]                     --AOG...................................     (7.4)                       (3.4)%
[10]                    --Other Leasing Income..................     10.3                         4.7%
[11]                    --Repossession Costs....................     (0.5)                       (0.2)%
                                                                  -------   -------    -----    -----     -----     -----
[12]   [6]...[11]       sub-total...............................      2.3      (9.8)    12.1      1.0%     (4.5)%     5.5%

[13]   [4]+[5]+[12]     NET LEASE RENTALS.......................    214.7     208.3      6.4     98.5%     95.5%      3.0%
[14]                    Interest Earned.........................      3.9       2.6      1.3      1.8%      1.2%      0.6%

                        Maintenance Receipts....................     25.6        --     25.6     11.7%       --      11.7%
                        Maintenance Payments....................    (27.6)       --    (27.6)   (12.7)%      --     (12.7)%
                                                                  -------   -------    -----    -----     -----     -----
[15]                    Net Maintenance.........................     (2.0)       --     (2.0)    (1.0)%      --      (1.0)%
[16]   [13]...[15]      TOTAL CASH COLLECTIONS..................    216.6     210.9      5.7     99.3%     96.7%      2.6%
                                                                  =======   =======    =====    =====     =====     =====
                        CASH EXPENSES
                        Aircraft Operating Expenses
[17]                    --Insurance.............................     (0.9)                       (0.4)%
[18]                    --Re-leasing and other overheads........     (0.9)                       (0.4)%
                                                                  -------   -------    -----    -----     -----     -----
[19]   [17]+[18]        sub-total...............................     (1.8)     (1.8)      --     (0.8)%    (0.8)%      --

                        SG&A Expenses
                        Aircraft Servicer Fees
                        --Base Fee..............................     (2.7)     (2.7)      --     (1.2)%    (1.2)%      --
                        --Rent Collected Fee....................     (2.6)     (2.6)      --     (1.2)%    (1.2)%      --
                        --Rent Contracted Fee...................     (2.1)     (2.2)     0.1     (0.9)%    (1.0)%     0.1%
                        --Incentive Fee.........................       --        --       --       --        --        --
                                                                  -------   -------    -----    -----     -----     -----
[20]                    sub-total...............................     (7.4)     (7.5)     0.1     (3.3)%    (3.4)%     0.1%

                        Other Servicer Fees
                        --Cabot.................................     (1.0)     (1.0)      --     (0.5)%    (0.5)%      --
                        --Other Service Providers...............     (1.4)     (0.7)    (0.7)    (0.7)%    (0.3)%    (0.4)%
                                                                  -------   -------    -----    -----     -----     -----
[21]                    sub-total...............................     (2.4)     (1.7)    (0.7)    (1.2)%    (0.8)%    (0.4)%

[22]   [19]...[21]      TOTAL CASH EXPENSES.....................    (11.6)    (11.0)    (0.6)    (5.3)%    (5.0)%    (0.3)%
                                                                  =======   =======    =====    =====     =====     =====

     PERFORMANCE TO DATE VERSUS THE 2000 BASE CASE AS OF FEBRUARY 15, 2001

                                                                   AMOUNTS IN MILLIONS OF USD       % OF 2000 BASE CASE
                                                                  ----------------------------  ---------------------------
                                                                  ACTUAL   BASE CASE  VARIANCE  ACTUAL  BASE CASE  VARIANCE
                                                                  -------  ---------  --------  ------  ---------  --------
                        NET CASH COLLECTIONS
[23]   [16]             Total Cash Collections..................    216.6     210.9      5.7     99.3%     96.7%      2.6%
[24]   [22]             Total Cash Expenses.....................    (11.6)    (11.0)    (0.6)    (5.3)%    (5.0)%    (0.3)%
[25]                    Drawings from Expense Account...........     31.7        --     31.7     14.5%       --      14.5%
[26]                    Transfers to Expense Account............    (35.0)       --    (35.0)   (16.0)%      --     (16.0)%
[27]                    Interest Payments.......................   (120.2)   (113.3)    (6.9)   (55.1)%   (52.0)%    (3.1)%
[28]                    Swap Payments...........................     (3.3)     (9.4)     6.1     (1.5)%    (4.3)%    (2.8)%
[29]                    Exceptional Items.......................       --        --       --       --        --        --
                                                                  -------   -------    -----    -----     -----     -----
[30]   [23]...[29]      TOTAL...................................     78.2      77.2      1.0     35.9%     35.4%      0.5%
                                                                  =======   =======    =====    =====     =====     =====
[31]                    PRINCIPAL PAYMENTS......................
                        subclass A2.............................     19.4      19.3      0.1      8.9%      8.8%      0.1%
                        subclass A3.............................       --        --       --       --        --        --
                        subclass A4.............................       --        --       --       --        --        --
                        subclass A5.............................     51.7      50.8      0.9     23.7%     23.3%      0.4%
                        subclass B1.............................      6.2       6.2       --      2.9%     2.9%        --
                        subclass B2.............................       --        --       --       --        --        --
                        subclass C1.............................      0.9       0.9       --      0.4%      0.4%       --
                        subclass C2.............................       --        --       --       --        --        --
                        subclass D1.............................       --        --       --       --        --        --
                                                                  -------   -------    -----    -----     -----     -----
                        TOTAL...................................     78.2      77.2      1.0     35.9%     35.4%      0.5%
                                                                  =======   =======    =====    =====     =====     =====
[33]                    DEBT BALANCES
                        subclass A2.............................    205.3     205.4      0.1
                        subclass A3.............................    580.0     580.0       --
                        subclass A4.............................    200.0     200.0       --
                        subclass A5.............................    348.3     349.2      0.9
                        subclass B1.............................     83.5      83.5       --
                        subclass B2.............................     75.0      75.0       --
                        subclass C1.............................     99.0      99.0       --
                        subclass C2.............................     55.0      55.0       --
                        subclass D1.............................    110.0     110.0       --
                                                                  -------   -------    -----
                        TOTAL...................................  1,756.1   1,757.1      1.0
                                                                  =======   =======    =====

                                                                      APPENDIX D

                                COVERAGE RATIOS

                            AS OF FEBRUARY 15, 2001

                                                          2000
                                              ACTUAL    BASE CASE   VARIANCE
                                             --------   ---------   --------
                                               (ALL AMOUNTS IN MILLIONS OF
                                                           USD
                                                UNLESS OTHERWISE STATED)
         SOURCE OF FUNDS
         Net Cash Collections..............    78.2        77.2        1.0
         ADD BACK INTEREST.................   120.2       113.3        6.9
         ADD BACK SWAP PAYMENTS............     3.3         9.4       (6.1)
                                              -----       -----       ----
a                                             201.7       199.9        1.8
                                              =====       =====       ====
         APPLICATION OF FUNDS
b        Swap Payments.....................     3.3         9.4       (6.1)
c        Class A Interest..................    89.3        83.1        6.2
d        Class A Minimum...................     5.8         4.8        1.0
e        Class B Interest..................    11.0        10.3        0.7
f        Class B Minimum...................     4.0         4.0         --
g        Class C Interest..................    11.1        11.1         --
h        Class C Minimum...................      --          --         --
i        Class D Interest..................     8.8         8.8         --
j        Class D Minimum...................      --          --         --
k        Class A Scheduled.................     0.8         0.2        0.6
l        Class B Scheduled.................     2.3         2.3         --
m        Class C Scheduled.................     0.9         0.9         --
n        Class D Scheduled.................      --          --         --
o        Permitted Aircraft Modifications..      --          --         --
p        Class A Supplemental..............    64.4        65.0       (0.6)
                                              -----       -----       ----
                                              201.7       199.9        1.8
                                              =====       =====       ====

[1]      INTEREST COVERAGE RATIO
         Class A...........................    2.18     2.16=a/(b+c)
         Class B...........................    1.84     1.86=a/(b+c+d+e)
         Class C...........................    1.62     1.63=a/(b+c+d+e+f+g)
         Class D...........................    1.51     1.52=a/(b+c+d+e+f+g+h+i)

[2]      DEBT COVERAGE RATIO
         Class A...........................    1.50     1.52=a/(b+c+d+e+f+g+h+j+k)
         Class B...........................    1.48     1.49=a/(b+c+d+e+f+g+h+i+j+k+l)
         Class C...........................    1.47     1.48=a/(b+c+d+e+f+g+h+i+j+k+l+m)
         Class D...........................    1.47     1.48=a/(b+c+d+e+f+g+h+i+j+k+l+m+n)

                                COVERAGE RATIOS

                            AS OF FEBRUARY 15, 2001

                                                   2000 BASE CASE              ACTUAL              2000 BASE CASE
                                                      15-MAR-00               15-FEB-01               15-FEB-01
         LOAN-TO-VALUE RATIOS                   ---------------------   ---------------------   ---------------------
                                                 (ALL AMOUNTS IN MILLIONS OF USD
                                                    UNLESS OTHERWISE STATED)
[3]      ASSUMED PORTFOLIO VALUE..............   2,049.1                                         1,970.1

[4]      ADJUSTED PORTFOLIO VALUE.............                           1,879.9
         Liquidity Reserve Amount.............
         --Cash...............................      30.0                    30.0                    30.0
         --Accrued Expenses...................       6.0                     9.0                     9.0
         --Security Deposits..................       7.1                    19.2                    19.2
                                                 -------                 -------                 -------
         subtotal cash........................      43.1                    58.2                    58.2
         --Letters of Credit..................      82.1                    70.8                    70.8
                                                 -------                 -------                 -------
         Total Liquidty Reserve...............     125.2                   129.0                   129.0
                                                 -------                 -------                 -------

[5]      TOTAL ASSET VALUE....................   2,174.3                 2,008.9                 2,099.1
                                                 =======                 =======                 =======

         NOTE BALANCE
         Class A..............................   1,404.7        66.1%    1,333.7        66.4%    1,334.7        63.6%
         Class B..............................     164.7        73.8%      158.4        74.3%      158.4        71.1%
         Class C..............................     154.9        81.1%      154.0        81.9%      154.0        78.5%
         Class D..............................     110.0        86.3%      110.0        87.4%      110.0        83.7%
                                                 -------                 -------                 -------
         TOTAL................................   1,834.3                 1,756.1                 1,757.1
                                                 =======                 =======                 =======

------------------------------

[1] INTEREST COVERAGE RATIO is equal to Net Cash Collections, before interest and swap payments, expressed as a ratio of the swap costs and interest payable on each subclass of Notes plus the interest and minimum principal payments payable on each subclass of Notes that rank senior in priority to the relevant subclass of Notes.

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

[3] ASSUMED PORTFOLIO VALUE represents the Initial Appraised Value of each aircraft in the Portfolio multipled by the Depreciation Factor at Calculation date divided by the Depreciation Factor at Closing Date.

[4] ADJUSTED PORTFOLIO VALUE represents the Base Value of each aircraft in the Portfolio as determined by the most recent Appraisal multiplied by the Depreciation Factor at Caluclation date divided by the Depreciation Factor at Closing date. The lower of the Assumed Portfolio Value or 105% of the Adjusted Portfolio Value is used to calculate the principal repayment amounts to Noteholders.

[5] TOTAL ASSET VALUE is equal to Total Portfolio value pluls Liquidity Reserve
    Amount.